Form 10-K
period 1995-09-30
ALABAMA GAS CORP
filed 1995-12-29
CIK 3146

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1995

COMMISSION                                                                                    IRS EMPLOYER
   FILE                                                         STATE OF                     IDENTIFICATION
  NUMBER                         REGISTRANT                  INCORPORATION                       NUMBER
-------------------------------------------------------------------------------------------------------------
1-7810                    Energen Corporation                   Alabama                        63-0757759
2-38960                   Alabama Gas Corporation               Alabama                        63-0022000

                            2101 Sixth Avenue North
                           Birmingham, Alabama 35203
                                 (205) 326-2700

          Securities Registered Pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                                                     EXCHANGE ON WHICH REGISTERED
-------------------                                                     ----------------------------
Energen Corporation Common Stock, $0.01 par value                       New York Stock Exchange
Energen Corporation Preferred Stock Purchase Rights                     New York Stock Exchange


        Securities Registered Pursuant to Section 12(g) of the Act: NONE


Indicate by a check mark whether registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. YES X NO
                                                   ---    ---

Indicate by a check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Aggregate market value of the voting stock held by non-affiliates of the registrants as of December 18, 1995:

               Energen Corporation                  $271,868,000

Indicate number of shares outstanding of each of the registrant's classes of common stock as of December 18, 1995:

               Energen Corporation                    10,984,566 shares
               Alabama Gas Corporation                 1,972,052 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

o Energen Corporation Proxy Statement to be filed on or about December 21, 1995 (Part III, Item 10-13)

o Portions of Energen Corporation 1995 Annual Report to Stockholders are incorporated by reference into Part II, Items 5, 6, 7, and 8 of this report

                              ENERGEN CORPORATION
                          1995 FORM 10-K ANNUAL REPORT


                               TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
                                                          PART I

Item 1.          Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

Item 2.          Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

Item 3.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

Item 4.          Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . .   8


                                                         PART II

Item 5.          Market for Registrant's Common Stock and Related Stockholder Matters . . . . . . . . . .  12

Item 6.          Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Item 8.          Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . .  13

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13


                                                         PART III

Item 10.         Directors and Executive Officers of the Registrants  . . . . . . . . . . . . . . . . . .  13

Item 11.         Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 12.         Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . .  13

Item 13.         Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . .  13


                                                         PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . .  14


                      (This page intentionally left blank)

       This Form 10-K is filed on behalf of Energen Corporation (Energen or the Company) and Alabama Gas Corporation (Alagasco).

PART I

ITEM 1.     BUSINESS

GENERAL

Energen is a diversified energy holding company engaged primarily in natural gas distribution and the exploration and production of natural gas and oil.

Energen was incorporated in Alabama in 1978 in connection with the reorganization of its largest subsidiary, Alagasco. Alagasco was formed in 1948 by the merger of Alabama Gas Company into Birmingham Gas Company, the predecessors of which had been in existence since the late 1800's. Alagasco became a public company in 1953.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The information required by this item is incorporated by reference from Note 15 to the Consolidated Financial Statements of the 1995 Annual Report to Stockholders, and is attached herein as Part IV, Item 14, Exhibit 13.

NARRATIVE DESCRIPTION OF BUSINESS

o  NATURAL GAS DISTRIBUTION

   GENERAL: Alagasco, Energen's principal subsidiary, is the largest natural gas distribution utility in the state of Alabama. Alagasco purchases natural gas through interstate and intrastate suppliers and distributes the purchased gas through its distribution facilities for sale to residential, commercial, industrial and other end-users of natural gas. Alagasco also provides transportation services to industrial and commercial customers located on its distribution system. These transportation customers, acting on their own or using Alagasco as their agent, purchase gas directly from producers or other suppliers and arrange for delivery of the gas into the Alagasco distribution system. Alagasco then charges a fee to transport this customer-owned gas through its distribution system to the customer's facility.

   Alagasco's service territory is located primarily in central and north Alabama and includes over 175 communities in 30 counties. Birmingham, the largest city in Alabama, and Montgomery, the state capital, are served by Alagasco. The counties in which Alagasco provides service have an aggregate area of more than 22,000 square miles and include the service territories of various municipal gas distribution systems.

   The aggregate population of the counties served by Alagasco is estimated to be 2.4 million. During 1995 Alagasco served an average of 410,515 residential customers, 33,115 small commercial and industrial customers, and 48 large commercial and industrial customers. The Alagasco distribution system includes approximately 8,650 miles of main, more than 9,500 miles of service lines, odorization and regulation facilities, and customer meters. Alagasco also operates two liquefied natural gas facilities which it uses to meet peak demands.

   APSC REGULATION: As a public utility in the state of Alabama, Alagasco is subject to regulation by the Alabama Public Service Commission (APSC), which has adopted several innovative approaches to rate regulation, including Alagasco's Rate Stabilization and Equalization (RSE) rate-setting process. Implemented in 1983 and modified in 1985, 1987, and 1990, RSE replaced the traditional utility rate case with APSC-monitored periodic rate adjustments presently designed to give Alagasco the opportunity to earn an average return on equity (ROE) at its fiscal year-end within a specified range. Under Alagasco's current RSE order, which became effective December 1990, Alagasco's allowed ROE range is
   13.15 percent to 13.65 percent. The APSC conducts quarterly reviews to determine, based on Alagasco's budget and fiscal year-to-date performance, whether Alagasco's projected ROE for the fiscal year will be within the allowed range. Reductions in rates can be made quarterly to bring the projected ROE within the allowed range. Increases, however, are permitted only once each fiscal year effective on December 1, and cannot exceed 4 percent of prior-year revenues.

   RSE limits Alagasco's equity upon which a return is permitted to 60 percent of total capitalization and provides for a cost control measure designed to monitor Alagasco's operations and maintenance (O & M) expense. If increases in O & M expense per customer fall within 1.25 percent above or below the Consumer Price Index for all Urban Customers (index range), no adjustment is required. If, however, increases in O & M expense per customer exceed the index range, three-fourths of the difference is returned to customers. To the extent increases in O & M expense per customer are less than the index range, Alagasco will benefit by one-half of the difference through future rate adjustments.

   Under its terms, Alagasco's current RSE order continues until, after notice to Alagasco, the APSC votes to either modify or discontinue its operation. On October 4, 1993, the APSC unanimously voted to extend RSE until such time as certain hearings mandated by the Energy Policy Act of 1992 (Energy Act) in connection with integrated resource planning and demand side management programs are completed. The Energy Act proceedings are expected to conclude during fiscal 1996 at which time the Commission is expected to begin a review of Alagasco's RSE. No time table for review has yet been established.

   FERC REGULATION: Alagasco's interstate pipeline suppliers, Southern Natural Gas Company (Southern) and Transcontinental Gas Pipeline Corporation (Transco), are subject to regulation by the Federal Energy Regulatory Commission (FERC). Among other things, FERC regulates the character of services that Southern and Transco can offer and the rates and fees they can charge Alagasco and other customers for gas transportation services; thus, FERC can directly affect Alagasco's services and operating expenses.

   On March 15, 1995, Southern filed a comprehensive settlement with the FERC in the form of a Stipulation and Agreement (the Settlement) to resolve all issues in Southern's six pending rate cases, as well as to resolve all Gas Supply Realignment (GSR) and transition cost issues resulting from the implementation of FERC Order 636. The Settlement is supported by parties representing more than 90 percent of the firm transportation demand on Southern's system, including local distribution companies (including Alagasco), municipal distribution systems, major gas producers, large industrial end users, marketers, and state commissions (including the APSC).

   On September 29, 1995, the FERC issued its Order Accepting Settlement, Severing Contesting parties, and Issuing Certificates and Approving Abandonment (Settlement Order). The Settlement Order approves the Settlement with minor modifications. Contesting parties had 30 days from the date of the Settlement Order to file motions for rehearing and several such motions were timely filed. Until such motions are ruled on by the FERC, the Settlement Order is not considered to be final.

   Specifically, the Settlement provides for the following: (1) the resolution of all cost of service and rate design issues in Southern's six pending rate cases and the establishment of reduced rates for the purpose of calculating rate case refunds; (2) the implementation of reduced settlement rates on an interim basis for supporting parties commencing March 1, 1995 (by order dated April 4, 1995, FERC approved these interim rates pending its final review of the merits of the Settlement); (3) the resolution of all GSR and other transition cost issues resulting from FERC Order 636; (4) lower GSR cost recovery through the reduction and earlier payout of GSR costs; (5) a three-year moratorium on general rate increases; and (6) the resolution and disposition of all rate case and GSR refunds for supporting parties. With respect to this last point, the Settlement provides that all rate case refunds will be used to offset a portion of Southern's remaining GSR liability. In addition, as a result of the recalculated GSR surcharges for the period January 1, 1994, to February 28, 1995, Southern will refund over-collected GSR costs. Neither the total amount of this refund nor Alagasco's share has yet been determined; therefore, no amounts have been recorded in the financial statements. In the Settlement filing with FERC, Southern has represented that the Settlement will allow Southern and the supporting parties to resolve all issues relating to GSR and other transition costs, the majority of which costs will be collected by the end of calendar 1995. Alagasco estimates that it has a remaining GSR liability of approximately $2.4 million to be paid through December 1995 and approximately $2.6 million in other transition costs to be paid through June 1998 and has recorded such amounts in the financial statements. Because these costs will be recovered in full from Alagasco's customers in a timely manner through the GSA rider of Alagasco's Tariff, the Company has recorded a corresponding regulatory asset in the accompanying financial statements.

   GAS SUPPLY:   The Alagasco distribution system is connected to and has firm transportation contracts with two major interstate pipeline systems--Southern and Transco. Effective November 1, 1993, Alagasco's pre-Order 636 contract demand and firm transportation with Southern converted to 250,924 Mcf (thousand cubic feet) per day of No-Notice Firm Transportation service for a period of 15 years, 91,946 Mcf per day of Firm Transportation service for 15 years, and 50,000 Mcf per day of Firm Transportation for five years. Southern also unbundled its existing storage capacity. Alagasco's pro rata share of this storage is 12,426,687 Mcf. Alagasco has a maximum withdrawal rate from storage of 250,924 Mcf per day and a maximum injection rate into storage of 95,590 Mcf per day. The Transco firm transportation contract, which expires in 2001, provides for maximum daily firm transportation of up to 100,000 Mcf. Thus the Company has a peak day firm interstate pipeline transportation capacity of 492,870 Mcf per day.

   Alagasco has replaced the sales service formerly provided by Southern with purchases from various gas producers and marketers including affiliates of Southern and Transco and from certain intrastate producers including Basin Pipeline Corp., an Energen subsidiary. Alagasco has contracts in place to purchase up to a total of 286,776 Mcf per day of firm supply, of which 241,946 is supported by firm transportation on the Transco and Southern systems, 14,830 Mcf provides redundant supply on the Southern system, and 30,000 Mcf is purchased at the city gate from intrastate suppliers. This volume, along with Alagasco's maximum withdrawal from storage of 250,924 Mcf per day and 200,000 Mcf per day of liquefied natural gas peak shaving capacity, gives Alagasco a peak day firm supply of 722,870 Mcf per day. Alagasco also utilizes the Southern and Transco pipeline systems to access spot market gas in order to supplement its firm system supply and serve its industrial transportation customers.

   COMPETITION AND PRICING: The price of natural gas is a significant marketing factor in the territory served by Alagasco; propane, coal and fuel oil are readily available, and many major industrial customers have the capability to switch to alternate fuels. In the residential and small industrial and commercial markets, electricity is the principal competitor.

   Natural gas service available to Alagasco customers generally falls into two categories -- interruptible and firm. Interruptible service is contractually subject to interruption by Alagasco for various reasons, the most common of which is curtailment of industrial customers during periods of peak residential heating demand on the Alagasco system. Firm service is generally not subject to interruption and, therefore, is more expensive than interruptible service. Firm service is generally provided to residential and small commercial and industrial customers. Interruptible service is generally provided to large commercial and industrial customers which typically have the capacity to reduce consumption by adjusting their production schedules or by switching to alternate fuels during periods of interruption. Deliveries of sales and transportation gas totaled 101,447 MMcf (million cubic feet) in 1995.

   In 1994, capitalizing on federally mandated changes in the natural gas industry, Alagasco implemented the "P" Rate. This tariff allows the utility to, in effect, release available pipeline capacity thereby reducing pipeline transportation costs for its 250 transportation customers. The lower costs help prevent bypass. Also, because revenue received from capacity release reduces core market gas costs, Alagasco's competitive position in the residential and small commercial markets is enhanced as well.

   Alagasco has a Competitive Fuel Clause (CFC) as part of its rate tariff which allows Alagasco to adjust large commercial and industrial prices on a case-by-case basis to compete with either alternate fuels or alternate sources of gas. The GSA rider to Alagasco's tariff increases the rates paid by other customers to recover the reduction in rates allowed under the CFC because the retention of any customer, particularly large commercial and industrial, benefits all customers by recovering a portion of the system's fixed cost. Alagasco also has a Transportation Tariff (the Tariff) which allows the Company to transport gas for customers rather than buying and reselling gas to them. The Tariff is based on Alagasco's gas sales profit margin so that Alagasco's net income is not affected whether it transports or sells gas. The Tariff also may be adjusted under the CFC. Of Alagasco's total large commercial and industrial customer deliveries during 1995, 99.5 percent (46,207 MMcf) was from transportation of customer-owned gas.

   GROWTH: Alagasco has supplemented traditional service area growth with acquisitions of municipally-owned gas distribution systems. Since 1985 Alagasco has acquired 20 such systems, including the 500-customer gas system of Ragland purchased in early fiscal 1996. More than 42,000 customers have been added through initial system purchases and subsequent customer additions, as Alagasco has increased the relatively low saturation rates in the acquired areas through a variety of marketing efforts including offering natural gas service to propane customers already situated on the municipal system lines, extending the acquired municipal system into nearby neighborhoods that desire natural gas service, and marketing natural gas appliances to existing and new customers. Approximately 80 municipal systems, representing about 250,000 customers, remain in Alabama, and many are located in or near Alagasco's existing service territory. The Company is optimistic that additional acquisition opportunities will arise in the future.

   WEATHER: Alagasco's gas distribution business is highly seasonal since a material portion of Alagasco's total sales and delivery volumes is to customers whose use varies depending upon temperature, principally residential, small commercial and small industrial customers. Alagasco's rate tariff includes a temperature adjustment rider which is designed to mitigate the effect of departures from normal temperature on Alagasco's earnings. The calculation is performed monthly and adjustments are made to customers' bills in the actual month the weather variation occurs.

   ENVIRONMENTAL MATTERS: Alagasco is in the chain of title of eight former manufactured gas plant sites, of which it still owns four, and five manufactured gas distribution sites, of which it still owns one. A preliminary investigation of the sites does not indicate the present need for remediation activities. Management expects that, should remediation of any such sites be required in the future, Alagasco's share, if any, of such costs will not materially affect the results of operations or financial condition of Alagasco.

o  OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES

   Energen's oil and gas exploration and production activities are conducted by its subsidiary, Taurus Exploration, Inc. (Taurus), and involve the exploration for and the production of natural gas and oil from conventional and nonconventional reservoirs. Taurus's 1995 oil and gas production totaled 10.1 Bcf (with oil expressed in natural gas equivalents), and the average sales price was $1.83 per Mcf equivalent. Conventional oil and gas reserves of 70,179 MMcf equivalents plus nonconventional gas reserves of 25,004 MMcf combine for total oil and gas reserves at fiscal year-end of 95,183 MMcf equivalents.

   CONVENTIONAL: Taurus's conventional oil and gas strategy is to aggressively grow its reserve base primarily by making significant acquisitions of oil and gas properties through its joint acquisition agreements with Sonat Exploration Company, PMC Reserve Acquisition Company, and United Meridian

   Corporation (UMC), formerly General Atlantic Resources, Inc., along with its internal and independent evaluation of other property acquisition opportunities. A more thorough discussion of Taurus's acquisition strategy is included in the 1995 Annual Report to Stockholders, pages 32 and 33. Taurus will continue to supplement its returns with exploratory drilling. Taurus utilizes several avenues to help ensure a continuing flow of high quality exploratory prospects including its participation in UMC's offshore exploratory program, a multi-year 3-D seismic joint venture with King Ranch and Holley Petroleum, Inc. covering 200 offshore Texas blocks, and other offshore lease sales with various industry partners.

   Taurus's exploration activities are concentrated in the shallow waters of the Gulf of Mexico. Eight successful discoveries during 1995 added reserves of 10 Bcf equivalents. Proved property acquisitions added reserves of 26.7 Bcf equivalents.

   NONCONVENTIONAL: Taurus's nonconventional gas strategy is to focus on operating the large projects in which it has a small working interest and operating for others; supplementing these activities, Taurus also consults on a limited basis. Taurus does not anticipate additional major project development in the Black Warrior Basin. Taurus does plan, however, to continue its operating activities.

   As a result of its 1994 evaluation of North American coalbed methane investment opportunities which indicated that available opportunities did not meet Taurus's current risk profile, Taurus reduced and reorganized its coalbed methane staff during 1995 to match its ongoing operational needs. No additional restructuring is anticipated at this time.

   At September 30, 1995, Taurus had working interests in 418 coalbed methane wells and royalty interests in an additional 216 wells, all located in Alabama's Black Warrior Basin. Gas produced from these wells through the year 2002 qualifies for the Section 29 tax credit for producing fuel from nonconventional sources.

   Taurus is the operator of more than 950 coalbed methane wells, including wells in an existing project owned by TECO Coalbed Methane, Inc., one of Taurus's coalbed methane joint venture partners in other projects. Under the terms of the agreement, Taurus provides technical, administrative and operating services for a fee and receives additional compensation based on the project's profitability.

   During 1994, Taurus signed a multi-year strategic alliance with Conoco, Inc. designed to enhance both companies' coalbed methane programs. During 1995, Taurus provided consulting and associated services relative to the acquisition, exploration and development of coalbed methane properties to complement Conoco's capabilities and the companies mutually agreed to terminate the alliance late in the fiscal year. Also during 1995, Taurus decided that it would not pursue international coalbed methane investment opportunities since such opportunities did not meet Taurus's risk parameters.

   Most of the gas produced from the coalbed methane wells in which Taurus has an interest is being sold under long-term contracts which provide markets for 100 percent of the wells' production capacity and is sold at prices indexed to the monthly Gulf Coast spot market.

   ENVIRONMENTAL MATTERS: Taurus is subject to various environmental regulations. Management believes that Taurus is in compliance with currently applicable standards of the environmental agencies to which it is subject and that potential environmental liabilities, if any, are minimal. Also, to the extent Taurus has operating agreements with various joint venture partners, environmental costs, if any, would be shared proportionately.

o  INTRASTATE GAS GATHERING AND TRANSMISSION

   Energen operates an intrastate gas pipeline and gathering system through its subsidiary, Basin Pipeline Corp. (Basin). Basin's pipeline and gathering facilities primarily serve certain Taurus coalbed methane properties.

o  COMBUSTION TECHNOLOGY

   Prior to May 1994, through its American Heat Tech, Inc. (Heat Tech) subsidiary, Energen owned a 41 percent equity interest in American Combustion, Inc. During May 1994, a substantial portion of this interest was sold leaving Heat Tech with approximately an 8 percent ownership interest. ACI designs, manufactures and markets high temperature combustion technology products.

o  PROPANE SALES

   Prior to the June 1994 sale of substantially all of the assets of W & J Propane Gas, Inc., Energen had been involved in the retail propane distribution business.


EMPLOYEES

The Company has 1,431 employees; Alagasco employs 1,288; Taurus employs 130; and Energen's other subsidiaries employ 13.

ITEM 2.     PROPERTIES

The corporate headquarters of Energen, Alagasco and Taurus are located in leased office space in Birmingham, Alabama.

The properties of Alagasco consist primarily of its gas distribution system, which includes more than 8,650 miles of main, more than 9,500 miles of service lines, odorization and regulation facilities, and customer meters. Alagasco also has two liquefied natural gas facilities, 23 commercial offices, nine service centers, and other related property and equipment, some of which are leased by Alagasco.

For a description of Taurus's oil and gas properties, see the discussion under
Item 1--Business. Information concerning Taurus's production, reserves and development is included in Note 14 to the Consolidated Financial Statements which is incorporated by reference from the 1995 Annual Report to Stockholders and is included in Part IV, Item 14, Exhibit 13, herein. The proved reserve estimates are consistent with comparable reserve estimates filed by Taurus with any federal authority or agency.

ITEM 3.     LEGAL PROCEEDINGS

There are no material legal proceedings pending, other than routine litigation incidental to the Company's business, in which the Company or any of its subsidiaries is a party. There are no material legal proceedings to which any officer or director of the Company or any of its subsidiaries is a party or has a material interest adverse to the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE REGISTRANTS

ENERGEN CORPORATION

      Name                                    Age                             Position (1)
      ----                                    ---                             ------------
Rex J. Lysinger                               58               Chairman of the Board and Chief Executive  Officer (2)

Wm. Michael Warren, Jr.                       48               President and Chief Operating Officer (3)

Geoffrey C. Ketcham                           44               Executive Vice President, Chief Financial Officer and
                                                               Treasurer (4)

Dudley C. Reynolds                            42               General Counsel and Secretary (5)

Gary C. Youngblood                            52               Executive Vice President and Chief Operating Officer of
                                                               Alagasco (6)

James T. McManus                              37               Executive Vice President and Chief Operating  Officer of
                                                               Taurus (7)

John A. Wallace                               51               Senior Vice President--Methane of Taurus (8)

J. David Woodruff, Jr.                        39               Vice President--Legal and Assistant Secretary and Vice
                                                               President, Corporate Development (9)



NOTES:  (1) All executive officers of Energen have been employed by Energen or a subsidiary for the past five years. Officers serve at the pleasure of its Board of Directors.

        (2) Served as Vice President of Alagasco from July 1975 to January 1977, when he was elected President. Elected President of Energen upon its formation in 1978. Elected Chairman of the Board of Energen and its subsidiaries September 1982. Currently Chairman of the Board of Energen and all subsidiaries and Chief Executive Officer of Energen. Serves as a Director of Energen and each of its subsidiaries.

        (3) Served as Senior Vice President and General Counsel of Alagasco from September 1983 to October 1984, when he was elected President and Chief Operating Officer of that corporation. Elected Executive Vice President of Energen June 1987 and elected President and Chief Operating Officer of Energen April 1991. Elected President and Chief Operating Officer of all Energen subsidiaries (except W & J) January 1992. Elected Chief Executive Officer of Alagasco and Taurus effective October 1995. Serves as a Director of Energen and each of its subsidiaries.

        (4) Elected Controller of Alagasco November 1981, Vice President and Controller June 1984, Vice President--Finance and Planning of Alagasco June 1985 and Vice President--Planning of Energen August 1986. Elected Vice President--Finance, Chief Financial Officer and Treasurer of Energen and each of its subsidiaries June 1987. Elected Senior Vice President--Finance, Chief Financial Officer and Treasurer of Energen and each of its subsidiaries April 1989. Elected Executive Vice President, Chief Financial Officer and Treasurer of Energen and each of its subsidiaries April 1991.

        (5) Served as Staff Attorney for Energen and its subsidiaries to November 1984, when he was named Senior Attorney. Elected Assistant Secretary in 1985 and Secretary effective September 1986. Elected Vice President--Legal and Secretary of Energen and each of its subsidiaries June 1987. Elected General Counsel and Secretary of Energen and each of its subsidiaries April 1991.

        (6) Served as District Manager--Birmingham District until June 1985, when he was elected Vice President--Birmingham Operations; Elected Senior Vice President-Administration of Alagasco April 1991. Elected Executive Vice President of Alagasco October 1993. Elected Chief Operating Officer of Alagasco effective October 1995.

        (7) Served as Director of Corporate Accounting of Energen until November 1988, when he was elected Controller of Energen; Elected Controller of Alagasco May 1989. Elected Assistant Vice President--Corporate Development of Energen June 1990. Elected Vice President--Finance and Corporate Development of Energen and Vice President--Finance and Planning of Alagasco effective April 1991. Elected Executive Vice President and Chief Operating Officer of Taurus effective October 1995.

        (8) Served as Manager, Methane Development of Taurus until August 1988, when he was elected Vice President Methane Operations of Taurus. Elected Vice President Methane Exploration and Production of Taurus November 1990. Elected Senior Vice President--Methane of Taurus February 1992.

        (9) Served as Staff Attorney for Alagasco from March 1986 to June 1987 when he was named Senior Attorney. Elected Assistant Vice President--Legal and Assistant Secretary of Energen and each of its subsidiaries November 1988. Elected Vice President--Legal and Assistant Secretary of Energen and each of its subsidiaries April 1991. Elected Vice President--Legal, and Assistant Secretary and Vice President--Corporate Development of Energen and each of its subsidiaries October 1995.

ALABAMA GAS CORPORATION

      Name                                   Age                              Position (1)
      ----                                   ---                              ------------
Rex J. Lysinger                               58               Chairman of the Board (2)

Wm. Michael Warren, Jr.                       48               President and Chief Executive Officer (2)

Geoffrey C. Ketcham                           44               Executive Vice President and Chief Financial Officer (2)

Dudley C. Reynolds                            42               General Counsel and Secretary (2)

Gary C. Youngblood                            52               Executive Vice President and Chief Operating Officer (2)

Roy F. Etheredge                              59               Senior Vice President (3)

George M. Taylor                              59               Vice President--State Operations (4)

Gerald G. Turner                              61               Vice President--Rates (5)

Donald C. Wiseman                             57               Senior Vice President--Gas Supply (6)

J. David Woodruff, Jr.                        39               Vice President--Legal and Assistant Secretary  (2)

Paula H. Rushing                              42               Controller (7)

NOTES:   (1)    All executive officers of Alagasco have been employed by
                Energen or a subsidiary for the past five years. Officers serve at the pleasure of the Board of Directors.

         (2)    See discussion of Energen officers on prior pages.

         (3)    Elected Assistant Vice President in 1983, Vice
                President--Northern Division in 1984. Elected Vice President--State Operations in May 1985. Elected Senior Vice President--Operations April 1991.

         (4) Elected Assistant Vice President--Birmingham Operations in 1988. Elected Vice President-- Birmingham Operations in 1991. Elected Vice President--Technical Services in 1993. Elected Vice President--State Operations in May 1995.

         (5) Served as Director of Rates and Regulations until he was elected Assistant Vice President--Rates in June 1987. Elected Vice President--Rates May 1989.

         (6) Elected Assistant Vice President--Gas Supply in 1988. Elected Vice President--Gas Supply in 1990. Elected Senior Vice President--Gas Supply in October 1995.

         (7) Served as Director of General Accounting of Alagasco until October 1995 when she was elected Controller.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The information regarding Energen's common stock and the frequency and amount of dividends paid during the past two years with respect to such stock is incorporated by reference from the 1995 Annual Report to Stockholders, page 34, and is included in Part IV, Item 14, Exhibit 13, herein. At October 29, 1995, there were approximately 6,000 holders of record of Energen's common stock. For restrictions on Energen's present and future ability to pay dividends, see Note 3 to the Consolidated Financial Statements which is incorporated by reference from the 1995 Annual Report to Stockholders and is included in Part IV, Item 14, Exhibit 13, herein.

At the date of this filing, Energen Corporation owns all the issued and outstanding common stock of Alabama Gas Corporation.

ITEM 6.  SELECTED FINANCIAL DATA

                              Energen Corporation

The information regarding selected financial data is incorporated by reference from the 1995 Annual Report to Stockholders, pages 56-57, and is included in
Part IV, Item 14, Exhibit 13, herein.


                            Alabama Gas Corporation
                                  (unaudited)

====================================================================================================
YEARS ENDED SEPTEMBER 30,                 1995        1994          1993          1992        1991
(IN THOUSANDS)
====================================================================================================
Operating revenues                      $295,967    $344,637      $330,560      $310,726    $309,128
Net income                              $ 15,721    $ 14,896      $ 13,024      $ 12,420    $ 11,970
Cash dividends on common stock          $  9,170    $  8,695      $  7,975      $  7,630    $  6,994
Cash dividends on preferred stock       $     --    $     --      $     70      $     85    $     85
----------------------------------------------------------------------------------------------------

Total assets                            $335,267    $308,905      $264,548      $258,902    $246,573
Long-term debt                          $100,000    $ 84,391      $ 43,912      $ 60,979    $ 66,307
Preferred stock                         $     --    $     --      $     --      $  1,800    $  1,800
====================================================================================================


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is incorporated by reference from the 1995 Annual Report to Stockholders, pages 25-33, and is included in Part IV, Item 14, Exhibit 13, herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item for Energen Corporation and subsidiaries is incorporated by reference from the 1995 Annual Report to Stockholders and is included in Part IV, Item 14, Exhibit 13, herein. The information required by this item for Alabama Gas Corporation is contained in Part IV, Item 14, herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the executive officers of both Energen and Alagasco is included in Part I. The other information required by Item 10 is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Stockholders to be held January 24, 1996. The proxy statement will be filed within 120 days after the end of the fiscal year covered by this Form 10-K. The directors and nominees for director of Alagasco are the same as those of Energen except the Alagasco directors do not have staggered terms, thus the entire Alagasco Board has been nominated for re-election to an annual term at the Annual Meeting.

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Stockholders to be held January 24, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    The information regarding the security ownership of the beneficial owners of more than five percent of Energen's common stock is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Stockholders to be held January 24, 1996.

B.  SECURITY OWNERSHIP OF MANAGEMENT

    The information regarding the security ownership of management is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Stockholders to be held January 24, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information regarding certain relationships and related transactions is incorporated herein by reference from Energen's definitive proxy statement for the Annual Meeting of Stockholders to be held January 24, 1996.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.  DOCUMENTS FILED AS PART OF THIS REPORT

    (1)   FINANCIAL STATEMENTS
          The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this report and are included in Part IV, Item 14, Exhibit 13, herein.

    (2)   FINANCIAL STATEMENT SCHEDULES
          The financial statement schedules listed in the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this report.

    (3)   EXHIBITS
          The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

b.  REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the fourth quarter of 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                              ENERGEN CORPORATION
                                  (Registrant)


                            ALABAMA GAS CORPORATION
                                  (Registrant)



    December 20, 1995                           /s/Rex J. Lysinger
-------------------------                       -------------------------------------------------
           DATE                                 Rex J. Lysinger
                                                Chairman of the Board of Directors of Energen
                                                and all subsidiaries, Chief Executive Officer of
                                                Energen

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants and in the capacities and on the dates indicated:



     December 20, 1995                                      /s/Rex J. Lysinger
--------------------------                                  -----------------------------------------------------------
           DATE                                             Rex J. Lysinger
                                                            Chairman of the Board of Directors of Energen and all
                                                            subsidiaries, Chief Executive Officer of Energen


     December 20, 1995                                      /s/Wm. Michael Warren, Jr.
--------------------------                                  -----------------------------------------------------------
           DATE                                             Wm. Michael Warren, Jr.
                                                            President and Director of Energen and all
                                                            subsidiaries, Chief Executive Officer of Alagasco and Chief
                                                            Operating Officer of Energen


     December 20, 1995                                      /s/Geoffrey C. Ketcham
--------------------------                                  -----------------------------------------------------------
           DATE                                             Geoffrey C. Ketcham
                                                            Executive Vice President, Chief
                                                            Financial Officer and Treasurer


     December 20, 1995                                      /s/Paula H. Rushing
--------------------------                                  -----------------------------------------------------------
           DATE                                             Paula H. Rushing
                                                            Controller of Alagasco


     December 20, 1995                                      /s/Stephen D. Ban
--------------------------                                  -----------------------------------------------------------
           DATE                                             Stephen D. Ban
                                                            Director


     December 20, 1995                                      /s/James S. M. French
--------------------------                                  -----------------------------------------------------------
           DATE                                             James S. M. French
                                                            Director


     December 20, 1995                                      /s/Harris Saunders, Jr.
--------------------------                                  -----------------------------------------------------------
           DATE                                             Harris Saunders, Jr.
                                                            Director


     December 20, 1995                                      /s/Judy M. Merritt
--------------------------                                  -----------------------------------------------------------
           DATE                                             Judy M. Merritt
                                                            Director

                              ENERGEN CORPORATION
                            ALABAMA GAS CORPORATION
                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                   ITEM 14(a)

                                                                                         Reference Page
                                                                                         --------------
                                                                                                   1995
                                                                                        1995      Annual
                                                                                        10-K      Report
                                                                                        ----      ------
1.  Energen Corporation
    -------------------

    A.       Financial Statements

             Report of Independent Certified Public Accountants . . . . . . . . .                     55

             Consolidated statements of income for the years ended
             September 30, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . .                     35

             Consolidated balance sheets as of September 30,
             1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .                     36

             Consolidated statements of shareholders' equity for the years
             ended September 30, 1995, 1994 and 1993  . . . . . . . . . . . . . .                     38

             Consolidated statements of cash flows for the years ended
             September 30, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . .                     39

             Notes to consolidated financial statements . . . . . . . . . . . . .                     40


    B.       Financial Statement Schedules

             Report of Independent Certified Public Accountants . . . . . . . . .         39

             Schedule II     Valuation and Qualifying Accounts  . . . . . . . . .         40



2.  Alabama Gas Corporation
    -----------------------

    A.       Financial Statements

             Report of Independent Certified Public Accounts  . . . . . . . . . .         22

             Statements of income for the years ended
             September 30, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . .         23

             Balance sheets as of September 30, 1995 and 1994 . . . . . . . . . .         24

                                                                                         Reference Page
                                                                                         --------------
                                                                                                   1995
                                                                                        1995      Annual
                                                                                        10-K      Report
                                                                                        ----      ------
             Statements of shareholder's equity for the years ended
             September 30, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . .         26

             Statements of cash flows for the years ended
             September 30, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . .         27

             Notes to financial statements  . . . . . . . . . . . . . . . . . . .         28


    B.       Financial Statement Schedules

             Schedule II     Valuation and Qualifying Accounts  . . . . . . . . .         41


Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

                              ENERGEN CORPORATION
                            ALABAMA GAS CORPORATION
                               INDEX TO EXHIBITS
                                 ITEM 14(A)(3)

Exhibit
Number                                                 Description
-------                                                -----------
*3(a)         Restated Certificate of Incorporation of Energen Corporation (formerly Alagasco, Inc.) which was filed as
              Exhibit 4(a) to Energen's Registration Statement on Form S-8 (Registration No. 33-14855).

*3(b)         Amendment to the Restated Certificate of Incorporation of Energen Corporation (formerly Alagasco, Inc.)
              adopted on July 18, 1985, which was filed as Exhibit 4(b) to Energen's Registration Statement on Form S-8
              (Registration No. 33-14855).

*3(c)         Amendment to the Restated Certificate of Incorporation of Energen Corporation adopted on January 15, 1987, which was filed as Exhibit 4(c) to Energen's Registration Statement on Form S-8 (Registration No.
              33-14855).

*3(d)         Amendment to the Restated Certificate of Incorporation of Energen Corporation adopted on January 25, 1989, which was filed as Exhibit 4(d) to Energen's Registration Statement on Form S-3 (Registration No.
              33-70464).

 3(e)         Articles of Amendment to the Restated Certificate of Incorporation of Energen Corporation dated February
              3, 1995.

 3(f)         Restated Conformed Certificate of Incorporation of Energen Corporation, as amended through February 3,
              1995.

*3(g)         Certificate of Adoption of Resolutions designating Series A Junior Participating Preferred Stock (June 27,
              1988) which was filed as Exhibit 4(e) to Energen's Registration Statement on Form S-2 (Registration No.
              33-25435).

*3(h)         Bylaws of Energen Corporation, which were filed as Exhibit 4(e) to Energen's Registration Statement on
              Form S-8 (Registration No. 33-14855).

 3(i)         Articles of Amendment and Restatement of the Articles of Incorporation of Alabama Gas Corporation, dated
              September 27, 1995.

*3(j)         By-Laws of Alabama Gas Corporation, which was filed as Exhibit 4(k) to Alabama Gas' Registration Statement on Form S-3 (Registration No. 33-12841).

*4(a)         Rights Agreement, dated as of July 27, 1988, between Energen Corporation and AmSouth Bank, N.A., Rights
              Agent, which was filed as Exhibit 1 to Energen's Registration Statement on Form 8-A (File No. 1-7810).

*4(b)         Amendment of Rights Agreement, dated as of February 28, 1990, between Energen Corporation and AmSouth
              Bank, N.A., Rights Agent, which was filed as Exhibit 2 to Energen's Form 8 Amendment No. 2 to its
              Registration Statement on Form 8-A (File No. 1-7810).

*4(c)         Indenture, dated as of January 1, 1992, between Energen Corporation and Boatmen's Trust Company, Trustee,
              which was filed as Exhibit 4 to Energen's Amendment No. 1 to Registration Statement on Form S-3
              (Registration No. 33-44936).

*4(d)         Indenture, dated as of March 1, 1993, between Energen Corporation and Boatmen's Trust Company, Trustee,
              which was filed as Exhibit 4 to Energen's Registration Statement on Form S-3 (Registration No.
              33-25435).

*4(e)         Indenture dated as of November 1, 1993, between Alabama Gas Corporation and NationsBank of Georgia,
              National Association, Trustee, which was filed as Exhibit 4(k) to Alabama Gas's Registration Statement on
              Form S-3 (Registration No. 33-70466).

*10(a)        Form of Service Agreement Under Rate Schedule CSS (No. S10710), between Southern Natural Gas Company and
              Alabama Gas Corporation as filed as Exhibit 10(a) to Energen's Annual Report on Form 10-K for the year ended September 30, 1993.

 *10(b)       Form of Service Agreement Under Rate Schedule IT (No. 790420), between Southern Natural Gas Company and
              Alabama Gas Corporation as filed as Exhibit 10(b) to Energen's Annual Report on Form 10-K for the year ended September 30, 1993.

 *10(c)       Form of Service Agreement Under Rate Schedule FT-NN (No. 866941), between Southern Natural Gas Company and
              Alabama Gas Corporation as filed as Exhibit 10(c) to Energen's Annual Report on Form 10-K for the year ended September 30, 1993.

 *10(d)       Form of Service Agreement Under Rate Schedule FT (No. 866940) between Southern Natural Gas Company and
              Alabama Gas Corporation as filed as Exhibit 10(d) to Energen's Annual Report on Form 10-K for the year ended September 30, 1993.

*10(e)        Form of Executive Retirement Supplement Agreement between Energen Corporation and certain executive officers as filed as Exhibit 10(f) to Energen's Annual Report on Form 10-K for the year ended September
              30, 1993.

*10(f)        Amendment to Executive Retirement Supplement Agreement effective as of June 22, 1994, between Energen
              Corporation and certain executive officers as filed as Exhibit 10(f) to Energen's Annual Report on Form
              10-K for the year ended September 30, 1994.

*10(g)        Restricted Stock Incentive Plan of Energen Corporation, which was filed as Exhibit 4 to Post Effective
              Amendment No. 2 to Energen Corporation's Registration Statement on Forms S-8 and S-3 (Registration No.
              2-89855).

*10(h)        Severance Compensation Agreement between Energen Corporation and certain executive officers, which was filed as Exhibit 10(e) to Energen's Annual Report on Form 10-K for the year ended September 30, 1992.

*10(i)        Energen Corporation 1988 Stock Option Plan as filed as Exhibit 10(i) to Energen's Annual Report on Form
              10-K for the year ended September 30, 1993.

*10(j)        Energen Corporation 1992 Long-Range Performance Share Plan, dated as of October 1, 1991, which was filed as Exhibit A to the Registrant's Proxy Statement for its January 22, 1992, Annual Meeting (File No.
              1-7810).

*10(k)        Energen Corporation 1992 Directors Stock Plan, effective as of January 22, 1992, which was filed as
              Exhibit B to Energen's Proxy Statement for its January 22, 1992, Annual Meeting (File No. 1-7810).

*10(l)        Energen Corporation Director Fees Deferral Plan as filed as Exhibit 10(l) to Energen's Annual Report on
              Form 10-K for the year ended September 30, 1993.

*10(m)        Energen Corporation Annual Incentive Compensation Plan, Revised 5/90, as amended effective October 1,
              1993, as filed as Exhibit 10(m) to Energen's Annual report on Form 10-K for the year ended September 30,
              1994.

 13           Information incorporated by reference from pages 25-59 of the Energen Corporation 1995 Annual Report to
              Stockholders

 21           Subsidiaries of Energen Corporation

 23(a)        Consent of Independent Certified Public Accountants (Energen)

 23(b)        Consent of Independent Certified Public Accountants (Alagasco)

 27.1         Financial Data Schedule of Alabama Gas Corporation (for SEC purposes only)

 27.2         Financial Data Schedule of Energen Corporation (for SEC purposes only)


*Incorporated by reference

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF ALABAMA GAS CORPORATION:

We have audited the financial statements and the financial statement schedules of Alabama Gas Corporation listed in the index on pages 17 and 18 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alabama Gas Corporation as of September 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 6 to the financial statements, the Company changed its method of accounting for certain other post-retirement benefits, effective October 1, 1993.



Coopers & Lybrand L.L.P.
Birmingham, Alabama
October 25, 1995

STATEMENTS OF INCOME
ALABAMA GAS CORPORATION


===========================================================================================================
YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)                           1995             1994             1993
===========================================================================================================

OPERATING REVENUES                                               $295,967         $344,637         $330,560
-----------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
Cost of gas                                                       133,556          188,592          187,800
Operations                                                         78,139           72,639           66,196
Maintenance                                                         9,727            9,147            8,781
Depreciation                                                       19,370           17,941           17,206
Income taxes
   Current                                                          8,392           10,623            5,407
   Deferred, net                                                      177           (2,418)           1,530
   Deferred investment tax credits, net                              (487)            (487)            (528)
Taxes, other than income taxes                                     22,662           26,301           24,196
-----------------------------------------------------------------------------------------------------------

      Total operating expenses                                    271,536          322,338          310,588
-----------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                   24,431           22,299           19,972
-----------------------------------------------------------------------------------------------------------

OTHER INCOME
Allowance for funds used during construction                        1,054              465              163
Other, net                                                           (112)             452              376
-----------------------------------------------------------------------------------------------------------


      Total other income                                              942              917              539
-----------------------------------------------------------------------------------------------------------

INTEREST CHARGES
Interest on long-term debt                                          7,730            6,475            5,532
Other interest expense                                              1,922            1,845            1,955
-----------------------------------------------------------------------------------------------------------

      Total interest charges                                        9,652            8,320            7,487
-----------------------------------------------------------------------------------------------------------

NET INCOME                                                         15,721           14,896           13,024
Less cash dividends on cumulative preferred stock                      --               --               70
-----------------------------------------------------------------------------------------------------------

NET INCOME AVAILABLE FOR COMMON                                  $ 15,721         $ 14,896         $ 12,954
===========================================================================================================


The accompanying Notes to Financial Statements are an integral part of these statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION


===========================================================================================================
YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)                                            1995             1994
===========================================================================================================
ASSETS

PROPERTY, PLANT AND EQUIPMENT
Utility plant                                                                     $504,371         $464,593
Less accumulated depreciation                                                      247,926          231,327
-----------------------------------------------------------------------------------------------------------

   Utility plant, net                                                              256,445          233,266
-----------------------------------------------------------------------------------------------------------

Other property, net                                                                    193              183
-----------------------------------------------------------------------------------------------------------

CURRENT ASSETS
Cash                                                                                   727              156
Accounts receivable
   Gas                                                                              22,215           22,209
   Merchandise                                                                       1,546            1,326
   Other                                                                             1,598            1,512
   Allowance for doubtful accounts                                                  (2,000)          (2,000)
Inventories, at average cost
   Storage gas inventory                                                            20,276           24,363
   Materials and supplies                                                            5,860            5,688
   Liquified natural gas in storage                                                  3,539            3,349
Deferred gas costs                                                                   1,426            1,460
Regulatory asset                                                                     6,321               --
Deferred income taxes                                                                7,416            5,724
Prepayments and other                                                                2,302            2,595
-----------------------------------------------------------------------------------------------------------

      Total current assets                                                          71,226           66,382
-----------------------------------------------------------------------------------------------------------


DEFERRED CHARGES AND OTHER ASSETS                                                    7,403            9,074
-----------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                      $335,267         $308,905
===========================================================================================================



The accompanying Notes to Financial Statements are an integral part of these statements.

BALANCE SHEETS
ALABAMA GAS CORPORATION


===========================================================================================================
YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)                                            1995             1994
===========================================================================================================
CAPITAL AND LIABILITIES

CAPITALIZATION
Common shareholder's equity
   Common stock, $0.01 par value; 3,000,000 shares authorized,
      1,972,052 shares outstanding in 1995 and 1994                               $     20         $     20
   Premium on capital stock                                                         31,682           31,682
   Capital Surplus                                                                   2,802            2,802
   Retained Earnings                                                                87,638           81,087
-----------------------------------------------------------------------------------------------------------

   Total common shareholder's equity                                               122,142          115,591
Cumulative preferred stock, $0.01 par value, 120,000 shares
   authorized                                                                           --               --
Long-term debt                                                                     100,000           84,391
-----------------------------------------------------------------------------------------------------------

      Total capitalization                                                         222,142          199,982
-----------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
Long-term debt due within one year                                                      --            2,823
Notes payable to banks                                                                  --            4,000
Accounts payable
   Other                                                                            26,160           19,002
   Affiliated companies                                                                 --              132
Accrued taxes                                                                       10,236           14,241
Customers' deposits                                                                 18,218           17,462
Supplier refunds due customers                                                       3,315              832
Other amounts due customers                                                         13,231           10,902
Accrued wages and benefits                                                           5,228            5,659
Other                                                                                9,444            7,605
-----------------------------------------------------------------------------------------------------------

      Total current liabilities                                                     85,832           82,658
-----------------------------------------------------------------------------------------------------------


DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                               16,343           13,704
Accumulated deferred investment tax credits                                          4,103            4,590
Regulatory liability                                                                 6,001            6,960
Customer advances for construction and other                                           846            1,011
-----------------------------------------------------------------------------------------------------------

      Total deferred credits and other liabilities                                  27,293           26,265
-----------------------------------------------------------------------------------------------------------

TOTAL CAPITAL AND LIABILITIES                                                     $335,267         $308,905
===========================================================================================================


The accompanying Notes to Financial Statements are an integral part of these statements.

STATEMENTS OF SHAREHOLDER'S EQUITY
ALABAMA GAS CORPORATION


============================================================================================================
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
============================================================================================================
                                                 COMMON STOCK
                                               ----------------
                                               NUMBER OF    PAR        PREMIUM ON       CAPITAL     RETAINED
                                                 SHARES    VALUE      CAPITAL STOCK     SURPLUS     EARNINGS
------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1992                  1,972,052    $20          $21,682         $2,802      $69,907
Net income                                                                                            13,024
Cash dividends -- $1.05 per share                                                                     (7,975)
Less cash dividends on preferred stock                                                                    70
------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1993                  1,972,052     20           21,682          2,802       74,886
Net income                                                                                            14,896
Cash dividends -- $1.09 per share                                                                     (8,695)
Capital contribution from parent                                          10,000
------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1994                  1,972,052     20           31,682          2,802       81,087
Net income                                                                                            15,721
Cash dividends -- $1.13 per share                                                                     (9,170)
------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1995                  1,972,052    $20          $31,682         $2,802      $87,638
============================================================================================================





The accompanying Notes to Financial Statements are an integral part of these statements.

STATEMENTS OF CASH FLOWS
ALABAMA GAS CORPORATION


===========================================================================================================
YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)                           1995             1994             1993
===========================================================================================================
OPERATING ACTIVITIES
Net Income                                                       $ 15,721         $ 14,896         $ 13,024
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                   19,370           17,941           17,206
   Deferred income taxes, net                                         177           (2,418)           1,530
   Deferred investment tax credits                                   (487)            (487)            (528)
   Net change in:
      Accounts receivable                                            (113)             896           (3,787)
      Inventories                                                   3,526          (23,913)             (94)
      Accounts payable                                              7,026             (890)           3,398
      Other current assets and liabilities                         (3,023)          17,268              968
   Other, net                                                         673           (2,116)          (1,536)
-----------------------------------------------------------------------------------------------------------

      Net cash provided by operating activities                    42,870           21,177           30,181
-----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to property, plant and equipment                        (41,560)         (37,853)         (21,743)
Net advances (to) from parent company                                  --               87              (87)
Other, net                                                            (15)             181             (320)
-----------------------------------------------------------------------------------------------------------

      Net cash used in investing activities                       (41,575)         (37,585)         (22,150)
-----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Payment of dividends on common stock                               (9,170)          (8,695)          (7,975)
Payment of dividends on preferred stock                                --               --              (70)
Reduction of long-term debt and preferred stock                   (37,214)          (9,891)         (19,500)
Proceeds from medium term notes                                    49,660           49,670               --
Proceeds from capital contribution from parent                         --           10,000               --
Net advances to parent company                                         --               --           (6,299)
Net change in short-term debt                                      (4,000)         (25,000)          24,000
Other, net                                                             --               --             (101)
-----------------------------------------------------------------------------------------------------------


      Net cash (used in) provided by financing activities            (724)          16,084           (9,945)
-----------------------------------------------------------------------------------------------------------

Net change in cash                                                    571             (324)          (1,914)
Cash at beginning of period                                           156              480            2,394
-----------------------------------------------------------------------------------------------------------

Cash at end of period                                            $    727         $    156         $    480
===========================================================================================================



The accompanying Notes to Financial Statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Alabama Gas Corporation (Alagasco), a wholly-owned subsidiary of Energen Corporation, is the largest natural gas distribution utility in the State of Alabama, serving customers primarily in central and north Alabama. The following is a description of its significant accounting policies and practices.


A.  UTILITY PLANT AND DEPRECIATION

Utility plant is stated at original cost which includes an allowance for funds used during construction. Maintenance is charged for the cost of normal repairs and the renewal or replacement of an item of property which is less than a retirement unit. When property which represents a retirement unit is replaced or removed, the cost of such property is credited to utility plant and, together with the cost of removal less salvage, is charged to the accumulated reserve for depreciation.

Depreciation is provided on the straight-line method over the estimated useful lives of utility property at rates established by the Alabama Public Service Commission (APSC). Approved depreciation rates averaged approximately 4.3 percent in 1995, 1994 and 1993.


B.  OPERATING REVENUE AND GAS COSTS

In accordance with industry practice, Alagasco records revenue on a monthly and cycle billing basis. Alagasco extends credit to its residential and industrial utility customers which are located primarily in central and north Alabama.
The commodity cost of purchased gas applicable to gas delivered to customers but not yet billed under the cycle billing method is deferred as a current asset.


C.  INCOME TAXES

Alagasco files a consolidated income tax return with its parent. The consolidated income taxes are allocated to the appropriate subsidiaries using the separate return method. Deferred income taxes reflect the impact of temporary differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, and are measured in compliance with enacted tax laws. Investment tax credits have been deferred and are being amortized over the lives of the related assets.


D.  CASH EQUIVALENTS

Alagasco includes highly liquid marketable securities and debt instruments purchased with a maturity of three months or less in cash equivalents.

2. LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt consists of the following:


=============================================================================================================
AS OF SEPTEMBER 30, (IN THOUSANDS)                                                       1995           1994
=============================================================================================================
Medium term notes, interest ranging from 5.4% to 7.7%, for notes
      redeemable December 1, 1998 to June 27, 2025                                     $100,000       $50,000
First Mortgage Bonds, 11% Series H, defeased during fiscal
  year 1995                                                                                  --         7,500
9% debentures, defeased during fiscal year 1995                                              --        28,758
Mortgage note payable, paid in full during fiscal year 1995                                  --           956
-------------------------------------------------------------------------------------------------------------

Total                                                                                   100,000        87,214
Less amounts due within one year                                                             --         2,823
-------------------------------------------------------------------------------------------------------------

Total                                                                                  $100,000       $84,391
=============================================================================================================

During the fourth quarter, Alagasco deposited $37.6 million into an irrevocable trust to complete an in-substance defeasance of the 9 percent debentures and 11 percent Series H First Mortgage Bonds. The funds in the trust, primarily obtained through the issuance of medium-term notes and short-term borrowings, will be used solely to satisfy the principal, interest, and call premium of the defeased debt. Accordingly, the debt and related accrued interest have been excluded from the 1995 consolidated balance sheet. No gain or loss was recorded in the financial statements as the APSC has granted Alagasco regulatory relief related to the income statement impact of this defeasance.

The aggregate maturities of long-term debt for the next five years are as follows:


=======================================================================================================
                               YEARS ENDING SEPTEMBER 30, (IN THOUSANDS)
=======================================================================================================


          1996                  1997                 1998                1999                  2000
-------------------------------------------------------------------------------------------------------
           --                    --                   --                $5,350                  --
=======================================================================================================


Energen and Alagasco have short-term credit lines and other credit facilities of $110 million available to either entity for working capital needs. The following is a summary of information relating to notes payable to banks:


============================================================================================================
AS OF SEPTEMBER 30, (IN THOUSANDS)                                     1995           1994             1993
============================================================================================================
Alagasco outstanding                                                 $     --       $  4,000        $ 29,000
Other Energen outstanding                                              32,300          2,000          11,000
Available for borrowings                                               77,700        104,000          70,000
------------------------------------------------------------------------------------------------------------

  Total                                                              $110,000       $110,000        $110,000
============================================================================================================

Maximum amount outstanding at any month-end                          $  5,000       $ 60,000        $ 29,000
Average daily amount outstanding                                     $    447       $ 13,460        $ 23,071
Weighted average interest rates based on:
  Average daily amount outstanding                                       5.69%          3.32%           3.41%
  Amount outstanding at year-end                                           --           5.17%           3.35%
============================================================================================================

Total interest expense in 1995, 1994 and 1993 was $9,652,000, $8,320,000, and
$7,487,000, respectively.

3. REGULATORY

As an Alabama utility, Alagasco is subject to regulation by the APSC which, in 1983, established the Rate Stabilization and Equalization (RSE) rate-setting process. RSE was extended for the third time on December 3, 1990, for a three-year period. Under the terms of that extension, RSE shall continue after November 30, 1993, unless, after notice to the Company, the Commission votes to either modify or discontinue its operation. On October 4, 1993, the Commission unanimously voted to extend RSE until such time as certain hearings mandated by the Energy Policy Act of 1992 (Energy Act) in connection with integrated resource planning and demand side management programs are completed. The Energy Act proceedings are expected to conclude during fiscal 1996 at which time it is expected that the Commission will begin reviewing Alagasco's RSE.
No time table for review has yet been established.

Under RSE as extended, the APSC conducts quarterly reviews to determine, based on Alagasco's projections and fiscal year-to-date performance, whether Alagasco's return on equity for the fiscal year will be within the allowed range of 13.15 percent to 13.65 percent. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each fiscal year, effective December 1, and cannot exceed 4 percent of prior-year revenues. RSE limits the utility's equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor the Company's operations and maintenance (O&M) expense. If O&M expense per customer falls within 1.25 percentage points above or below the Consumer Price Index For All Urban Customers (index range), no adjustment is required. If, however, O&M expense per customer exceeds the index range, three-quarters of the difference will be returned to the customers. To the extent O&M expense per customer is less than the index range, the utility will benefit by one-half of the difference through future rate adjustments. Under RSE as extended, a $1.1 million decrease in revenue became effective October 1, 1994, and a $5.2 million annual increase in revenue became effective December 1, 1994.

Effective December 15, 1990, the APSC approved a temperature adjustment to customers' monthly bills to remove the effect of departures from normal temperature on Alagasco's earnings. The calculation is performed monthly, and the adjustments to customers' bills are made in the same month the weather variation occurs.

The Company's rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply, including Gas Supply Realignment (GSR) surcharges imposed by the Company's suppliers resulting from changes in gas supply purchases related to the implementation of FERC Order 636.

On June 12, 1995, the APSC approved Alagasco's application to issue $50 million of new debt. A portion of the proceeds was used to redeem all of Alagasco's 9 percent debentures and 11 percent First Mortgage Bonds. In connection with the early call of the redeemed debt, Alagasco paid an early call premium of approximately $1.3 million during the fourth quarter. Because the APSC Order authorized Alagasco to collect the early call premium through customer rates during the fiscal year ending September 30, 1996, Alagasco recorded a regulatory asset of $1.3 million during the fourth quarter ending September 30, 1995.

In accordance with APSC-directed regulatory accounting procedures, Alagasco in 1989 began returning to customers excess utility deferred taxes which resulted from a reduction in the federal statutory tax rate from 46 percent to 34 percent using the average rate assumption method. This method provides for the return to ratepayers of excess deferred taxes over the lives of the related assets. In 1993 those excess taxes were reduced as a result of a federal tax rate increase from 34 percent to 35 percent. Approximately $2.9 million of the remaining excess utility deferred taxes is being returned to ratepayers over approximately 15 years.

FERC REGULATION: On March 15, 1995, Southern Natural Gas Company (Southern) filed a comprehensive settlement with the FERC in the form of a Stipulation and Agreement (the Settlement) to resolve all issues in Southern's six pending rate cases, as well as to resolve all GSR and transition cost issues resulting from the implementation of FERC Order 636. The Settlement is supported by parties representing more than 90 percent of the firm transportation demand on Southern's system, including local distribution companies (including Alagasco), municipal distribution systems, major gas producers, large industrial end users, marketers, and state commissions (including the APSC).

On September 29, 1995, the FERC issued its Order Accepting Settlement, Severing Contesting parties, and Issuing Certificates and Approving Abandonment (Settlement Order). The Settlement Order approves the Settlement with minor modifications. Contesting parties had 30 days from the date of the Settlement Order to file motions for rehearing and several such motions were timely filed. Until such motions are ruled on by the FERC, the Settlement Order is not considered to be final.

Specifically, the Settlement provides for the following: (1) the resolution of all cost of service and rate design issues in Southern's six pending rate cases and the establishment of reduced rates for the purpose of calculating rate case refunds; (2) the implementation of reduced settlement rates on an interim basis for supporting parties commencing March 1, 1995 (by order dated April 4, 1995, FERC approved these interim rates pending its final review of the merits of the Settlement); (3) the resolution of all GSR and other transition cost issues resulting from FERC Order 636; (4) lower GSR cost recovery through the reduction and earlier payout of GSR costs; (5) a three-year moratorium on general rate increases; and (6) the resolution and disposition of all rate case and GSR refunds for supporting parties. With respect to this last point, the Settlement provides that all rate case refunds will be used to offset a portion of Southern's remaining GSR liability. In addition, as a result of the recalculated GSR surcharges for the period January 1, 1994, to February 28, 1995, Southern will refund over-collected GSR costs. Neither the total amount of this refund nor Alagasco's share has yet been determined; therefore, no amounts have been recorded in the financial statements. In the Settlement filing with FERC, Southern has represented that the Settlement will allow Southern and the supporting parties to resolve all issues relating to GSR and other transition costs, the majority of which costs will be collected by the end of calendar 1995. Alagasco estimates that it has a remaining GSR liability of approximately $2.4 million to be paid through December 1995 and approximately $2.6 million in other transition costs to be paid through June 1998 and that it has recorded such amounts in the financial statements. Because these costs will be recovered in full from Alagasco's customers in a timely manner through the GSA rider of Alagasco's Tariff, the Company has recorded a corresponding regulatory asset in the accompanying financial statements.

4. CAPITAL STOCK

Alagasco's authorized common stock consists of 3 million, $0.01 par value common shares. At September 30, 1995 and 1994, 1,972,052 shares were issued and outstanding. Alagasco is authorized to issue 120,000 shares of preferred stock, par value $0.01 per share, in one or more series. There are no shares currently outstanding.

5. INCOME TAXES

The components of income taxes consist of the following:


============================================================================================================
FOR THE YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)                        1995           1994            1993
============================================================================================================
Taxes estimated to be payable currently:
   Federal                                                             $7,633        $ 9,664          $4,911
   State                                                                  759            959             496
------------------------------------------------------------------------------------------------------------

     Total current                                                      8,392         10,623           5,407
------------------------------------------------------------------------------------------------------------

Taxes deferred:
     Federal                                                             (326)        (2,689)            867
     State                                                                 16           (216)            135
------------------------------------------------------------------------------------------------------------

     Total deferred                                                      (310)        (2,905)          1,002
------------------------------------------------------------------------------------------------------------

Total income tax expense                                               $8,082        $ 7,718          $6,409
============================================================================================================

Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1995 and 1994 are as follows:


============================================================================================================
                                                             1995                             1994
                                                   ---------------------------------------------------------
AS OF SEPTEMBER 30, (IN THOUSANDS)                 CURRENT        NONCURRENT          CURRENT     NONCURRENT
============================================================================================================
Deferred tax assets:
   Deferred investment tax credits                 $   --          $ 1,386            $   --         $ 1,567
   Regulatory liabilities                              --            2,229                --           2,585
   Unbilled revenue                                 1,565               --             1,454              --
   Insurance and accruals                           1,923               --             1,339              --
   Gas supply adjustment                              930               --             1,123              --
   Accrued vacation                                   988               --               981              --
   Allowance for uncollectible accounts               902               --               878              --
   Other, net                                       2,022               52             1,477              96
------------------------------------------------------------------------------------------------------------

   Subtotal                                         8,330            3,667             7,252           4,248
   Valuation allowance                                 --               --                --              --
------------------------------------------------------------------------------------------------------------

      Total deferred tax assets                    $8,330          $ 3,667            $7,252         $ 4,248
============================================================================================================

Deferred tax liabilities:
   Depreciation and basis differences              $   --          $19,297            $   --         $17,704
   Pension and other benefit costs                    912               --             1,457              --
   Other, net                                           2              713                71             248
------------------------------------------------------------------------------------------------------------

      Total deferred tax liabilities               $  914          $20,010            $1,528         $17,952
============================================================================================================

No valuation allowance with respect to deferred taxes is deemed necessary, as the Company anticipates generating adequate future taxable income to realize the benefits of all deferred tax assets on the balance sheet.

Total income tax expense differs from the amount which would be provided by applying the statutory federal income tax rate to pretax earnings as illustrated below:



============================================================================================================
FOR THE YEAR ENDED SEPTEMBER 30, (IN THOUSANDS)                     1995             1994              1993
============================================================================================================
Income tax expense at statutory federal income tax rate            $8,331           $7,915            $6,729
Increase (decrease) resulting from:
   Investment tax credits -- deferred                                (487)            (487)             (528)
   State income taxes, net of federal income tax benefit              512              486               412
   Other, net                                                        (274)            (196)             (204)
------------------------------------------------------------------------------------------------------------

Total income tax expense                                           $8,082           $7,718            $6,409
============================================================================================================

There were no tax-related balances due to affiliates at September 30, 1995, or 1994.

6.   RETIREMENT INCOME PLANS AND OTHER BENEFITS

All information presented concerning retirement income and other benefit plans includes other affiliates of Energen Corporation as well as Alagasco.

The Company has two defined benefit non-contributory pension plans which cover a majority of the employees. Benefits are based on years of service and final earnings. The Company's policy is to use the "projected unit credit" actuarial method for funding and financial reporting purposes. The expense (income) for the plan covering the majority of employees (Plan A) for the years ended September 30, 1995, 1994 and 1993, was $1,158,000, $15,000, and $(118,000),
respectively. The expense for the second plan covering employees under labor union agreements (Plan B) for 1995, 1994 and 1993 was $339,000, $555,000 and $557,000, respectively.

The funded status of the plans is as follows:

=============================================================================================================
AS OF JUNE 30, (IN THOUSANDS)                                     PLAN A                        PLAN B
=============================================================================================================

                                                            1995           1994            1995         1994
                                                         ------------------------       ---------------------
Vested benefits                                          $(46,073)      $(48,354)       $(13,499)    $(12,860)
Nonvested benefits                                         (5,912)        (5,530)         (2,083)      (2,253)
-------------------------------------------------------------------------------------------------------------

Accumulated benefit obligation                            (51,985)       (53,884)        (15,582)     (15,113)
Effects of salary progression                             (11,047)       (10,332)             --           --
-------------------------------------------------------------------------------------------------------------

Projected benefit obligation                              (63,032)       (64,216)        (15,582)     (15,113)
Fair value of plan assets, primarily equity and
   fixed income securities                                 69,431         72,004          16,429       11,863
Unrecognized net gain                                       1,470          2,646             296        1,034
Unrecognized prior service cost                                41             46           1,412        1,554
Unrecognized net transition obligation (asset)             (5,111)        (6,524)            396          452
Additional minimum liability                                   --             --              --       (3,040)
-------------------------------------------------------------------------------------------------------------

Accrued pension asset (liability)                        $  2,799       $  3,956        $  3,951     $ (3,250)
=============================================================================================================


At September 30, 1995 and 1994, for both plans the discount rate used to measure the projected benefit obligation was 7.5 percent, and the expected long-term rate of return on plan assets was 8.25 percent. The annual rate of salary increase for the salaried plan was 5.5 percent for both years.

The components of net pension costs for 1995, 1994 and 1993 were:


=============================================================================================================
FOR THE YEARS ENDED SEPTEMBER 30,
     (IN THOUSANDS)                               PLAN A                                   PLAN B
=============================================================================================================
                                     1995         1994           1993           1995        1994       1993
                                     ----         ----           ----           ----        ----       ----
Service cost                       $ 2,052      $ 1,873        $ 1,678        $   224      $  224    $   187
Interest cost on projected
   benefit obligation                4,728        4,550          4,097          1,095       1,042      1,018
Actual (return) on plan assets      (8,787)        (504)        (6,858)        (2,172)       (372)    (1,048)
Net amortization and deferral        2,106       (5,904)           965          1,192        (339)       400
Loss due to special termination
   benefits                          1,489           --             --             --          --         --
Settlement gain                       (430)          --             --             --          --         --
-------------------------------------------------------------------------------------------------------------

Net pension (income) expense       $ 1,158      $    15        $  (118)       $   339      $  555    $   557
=============================================================================================================

In 1995 the Company recognized a loss for special termination benefits of $1,489,000 and a settlement gain of $430,000 pursuant to a voluntary early retirement option offered to all salaried, non-officer employees of at least 58 years of age with a minimum of 5 years' service. Of the 55 eligible employees, 41 accepted.

Energen has deferred compensation plan agreements for certain key executives providing for payments on retirement, death or disability. The deferred compensation expense under these agreements for 1995, 1994 and 1993 was $808,000, $461,000, and $650,000, respectively.

In addition to providing pension benefits, the Company provides certain post-retirement health care and life insurance benefits. Substantially all of the Company's employees may become eligible for such benefits if they reach normal retirement age while working for the Company. In a prior year, the company adopted SFAS No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions, with respect to the accrual of such costs for salaried employees. During fiscal year 1994, the Company adopted SFAS 106 with respect to such costs for employees under collective bargaining agreements. There is no cumulative effect on the income statement resulting from the adoption of SFAS 106 as the Company elected to amortize transition costs over a 20-year period. On December 6, 1993, the APSC adopted Order 4-3454 which allows the Company to recover all costs accrued under SFAS 106 through rates.

While the Company has not adopted a formal funding policy, all of its accrued post-retirement liability was funded at year-end. The expense for salaried employees for the years ended September 30, 1995, 1994 and 1993 was $2,271,000, $2,319,000, and $2,677,000, respectively. The expense for union employees was $3,613,000, $3,685,000 and $982,000 during 1995, 1994 and 1993, respectively.
Prior to 1994, the Company recognized the cost of providing post-retirement benefits for union employees on a "pay-as-you-go" basis. These benefits were provided through a self-insurance arrangement and through insurance companies whose premiums were based on the benefits paid during the year. The "projected unit credit" actuarial method was used to determine the normal cost and actuarial liability.

A reconciliation of the estimated status of the obligation is as follows:


=============================================================================================================
AS OF JUNE 30, (IN THOUSANDS)                               SALARIED EMPLOYEES             UNION EMPLOYEES
=============================================================================================================
                                                            1995          1994             1995        1994
                                                            ----          ----             ----        ----
Accumulated post-retirement benefit obligation            $(20,757)     $(21,296)        $(29,600)   $(24,564)
Plan assets                                                 12,659         9,408            4,419       1,248
Unamortized amounts                                          7,550        11,751           24,237      21,357
-------------------------------------------------------------------------------------------------------------
Accrued post-retirement benefit liability                 $   (548)     $   (137)        $   (944)   $ (1,959)
=============================================================================================================

Net periodic post-retirement benefit cost for the years ended September 30, 1995, 1994 and 1993, included the following:


=============================================================================================================
FOR THE YEAR ENDED SEPTEMBER 30, (IN THOUSANDS)           SALARIED EMPLOYEES             UNION EMPLOYEES
=============================================================================================================
                                                        1995     1994      1993      1995      1994      1993
                                                        ----     ----      ----      ----      ----      ----
Service cost                                          $   512   $  450    $  464    $  807    $  481     $ --
Interest cost on accumulated post-retirement
  benefit obligation                                    1,696    1,726     1,457     1,793     1,920       --
Amortization of transition obligation                     723      723       842     1,285     1,285       --
Amortization of actuarial gains and losses                 --       --        49        --        --       --
Deferred asset (gain) loss                                539     (453)       --       424        --       --
Actual (return) on plan assets                         (1,199)    (127)     (135)     (696)       (1)      --
-------------------------------------------------------------------------------------------------------------


Net periodic post-retirement benefit expense          $ 2,271   $2,319    $2,677    $3,613    $3,685     $ --
=============================================================================================================

The weighted average health care cost trend rate used in determining the accumulated post-retirement benefit obligation was 8 percent in 1995 and 1994. That assumption has a significant effect on the amounts reported. For example, with respect to salaried employees, increasing the weighted average health care cost trend rate by 1 percent would increase the accumulated post-retirement benefit obligation by 3 percent and the net periodic post-retirement benefit cost by 2.1 percent. For union employees increasing the weighted average health care cost trend rate by 1 percent would increase the accumulated post-retirement benefit obligation by 7.1 percent and the net periodic post-retirement benefit cost by 7 percent. The weighted average discount rate used in determining the accumulated post-retirement benefit obligation was 7.5 percent in 1995 and 1994.

The Company has a long-term disability plan covering most salaried employees. Expense for the years ended September 30, 1995, 1994 and 1993 was $155,000, $150,000, and $129,000, respectively.

7.   COMMITMENTS

Alagasco has various firm gas supply and firm gas transportation contracts, which expire at various dates through the year 2008. These contracts typically contain minimum demand charge obligations on the part of Alagasco.

Alagasco entered into an agreement with a financial institution whereby it can sell on an ongoing basis, with recourse, certain installment receivables related to its merchandising program up to a maximum of $20 million. During 1995 and 1994, Alagasco sold $8,454,000 and $6,784,000, respectively, of installment receivables. At September 30, 1995 and 1994, the balance of these installment receivables was $15,618,000 and $13,027,000, respectively. Receivables sold under this agreement are considered financial instruments with off-balance-sheet risk. Alagasco's exposure to credit loss in the event of non-performance by customers is represented by the balance of installment receivables.

Various legal proceedings arising in the normal course of business are currently in progress and Alagasco currently accrues provisions for estimated cost. Although the outcome of any litigation cannot be predicted with certainty, management does not believe that the ultimate outcome will have a material adverse effect on Alagasco's financial position or results of operations.

8.   LEASES

Total payments related to leases included as operating expense in the accompanying statements of income amounted to $2,201,000, $2,147,000, and $2,332,000 in 1995, 1994 and 1993, respectively. Minimum future rental payments (in thousands) required after 1995 under leases with initial or remaining noncancelable lease terms in excess of one year are as follows:


==========================================================================================================
           1996            1997            1998           1999              2000       2001 AND THEREAFTER
==========================================================================================================
          $1,749          $1,577           $463            $81              $81               $125
==========================================================================================================

9.   ENVIRONMENTAL MATTERS

Alagasco is in the chain of title of eight former manufactured gas plant sites, of which it still owns four, and five manufactured gas distribution sites, of which it still owns one. A preliminary investigation of the sites does not indicate the present need for remediation activities. Management expects that, should remediation of any such sites be required in the future, Alagasco's share, if any, of such costs will not materially affect the results of operations or financial condition of Alagasco.

10.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information concerning cash flow activities is as follows:



===========================================================================================================
FOR THE YEAR ENDED SEPTEMBER 30, (IN THOUSANDS)                     1995             1994             1993
===========================================================================================================
Interest paid, net of amount capitalized                          $11,166           $7,762           $8,726
Income taxes paid                                                 $10,920           $9,097           $5,844
Noncash investing activities:
   Capitalized depreciation                                       $   166           $  155           $  187
   Allowance for funds used during construction                   $ 1,054           $  465           $  163
Noncash financing activities (debt issuance costs)                $   340           $  330           $   --
===========================================================================================================

11.  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following data summarize operating results for the four quarters of 1995 and 1994. Alagasco's business is seasonal in character and strongly influenced by weather conditions.


============================================================================================================
                                                                     1995 FISCAL QUARTERS
(IN THOUSANDS)                                   FIRST           SECOND            THIRD              FOURTH
============================================================================================================
Operating revenues                              $67,226         $134,141          $55,865            $38,735
Operating income (loss)                         $ 3,696         $ 19,276          $ 3,383            $(1,924)
Net income (loss) available for common          $ 1,751         $ 17,267          $ 1,772            $(5,069)
============================================================================================================


============================================================================================================
                                                                     1994 FISCAL QUARTERS
(IN THOUSANDS)                                   FIRST           SECOND            THIRD              FOURTH
============================================================================================================
Operating revenues                              $78,993         $158,268          $66,070           $41,306
Operating income (loss)                         $ 2,945         $ 18,485          $ 3,580           $(2,711)
Net income (loss) available for common          $   696         $ 16,688          $ 1,799           $(4,287)
===========================================================================================================


12.  TRANSACTIONS WITH RELATED PARTIES

Alagasco purchased natural gas from affiliates amounting to $4,644,000, $10,255,000, and $13,826,000, in 1995, 1994, and 1993, respectively. These amounts are included in gas purchased for resale. Alagasco had net receivables from affiliates of $183,000 at September 30, 1995, and net payables to affiliates of $132,000 at September 30, 1994.

13.  FINANCIAL INSTRUMENTS

In accordance with the requirements of SFAS No. 107 (Disclosures about Fair Value of Financial Instruments), the estimated fair values of Alagasco's financial instruments at September 30, 1995, were as follows:


==============================================================================================================
                                                                                        CARRYING         FAIR
AS OF SEPTEMBER 30, 1995 (IN THOUSANDS)                                                  AMOUNT         VALUE
==============================================================================================================
Cash and cash equivalents                                                              $    727        $   727
Receivables, net of allowance account                                                  $ 23,359        $23,359
Long-term debt (including current maturities)                                          $100,000        $98,750
==============================================================================================================

The following methods and assumptions were used to estimate the fair value of financial instruments:

o CASH AND CASH EQUIVALENTS: Fair value was considered to be the same as the carrying amount.

o RECEIVABLES: The Company believes that, in the aggregate, current and non-current net receivables were not materially different from the fair value of those receivables.

o LONG-TERM DEBT: The fair value of fixed-rate long-term debt was based on the market value of debt with similar maturities and with interest rates currently trading in the marketplace; the carrying amount of variable rate long-term debt was assumed to approximate fair value.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS OF ENERGEN CORPORATION:

Our report on the consolidated financial statements of Energen Corporation and subsidiaries has been incorporated by reference in this Form 10-K from page 55 of the 1995 Annual Report to Stockholders of Energen Corporation and subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 17 and 18 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information required to be included therein.



Coopers & Lybrand L.L.P.
Birmingham, Alabama
October 25, 1995

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
ENERGEN CORPORATION AND SUBSIDIARIES


====================================================================================================
YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)                    1995             1994              1993
====================================================================================================
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Balance at beginning of year                               $2,037           $1,927            $1,927
----------------------------------------------------------------------------------------------------

    Additions:
      Charged to income:                                    2,431            1,825             1,656
      Recoveries and adjustments                               67              153                81
----------------------------------------------------------------------------------------------------

                                                            2,498            1,978             1,737
----------------------------------------------------------------------------------------------------

   Less uncollectible accounts written off                  2,002            1,868             1,737
----------------------------------------------------------------------------------------------------

BALANCE AT END OF YEAR                                     $2,533           $2,037            $1,927
====================================================================================================

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
ALABAMA GAS CORPORATION


====================================================================================================
YEARS ENDED SEPTEMBER 30, (IN THOUSANDS)                    1995             1994              1993
====================================================================================================
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Balance at beginning of year                               $2,000           $1,800            $1,800
----------------------------------------------------------------------------------------------------

    Additions:
      Charged to income:                                    1,935            1,805             1,613
      Recoveries and adjustments                               67              263                78
----------------------------------------------------------------------------------------------------

                                                            2,002            2,068             1,691
----------------------------------------------------------------------------------------------------

   Less uncollectible accounts written off                  2,002            1,868             1,691
----------------------------------------------------------------------------------------------------

BALANCE AT END OF YEAR                                     $2,000           $2,000            $1,800
====================================================================================================