Form 10-Q
period 2002-06-30
ALABAMA GAS CORP; ENERGEN CORP
filed 2002-08-14
CIK 3146, 277595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2002

OR

|  |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

Commission			IRS Employer
File		State of	Identification
Number	Registrant	Incorporation	Number

1-7810	Energen Corporation	Alabama	63-0757759
2-38960	Alabama Gas Corporation	Alabama	63-0022000

605 Richard Arrington Jr. Boulevard North
Birmingham, Alabama 35203-2707
Telephone Number 205/326-2700
http://www.energen.com

Alabama Gas Corporation, a wholly owned subsidiary of Energen Corporation, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format pursuant to General Instruction H(2).

Indicate by a check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES X NO ____

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of August 13, 2002:

Energen Corporation	$0.01 par value	34,489,866 shares
Alabama Gas Corporation	$0.01 par value	1,972,052 shares

INDUSTRY GLOSSARY

	Basis	The difference between the futures price for a commodity and the corresponding cash spot price. The differential commonly is related to factors such as product quality, location and contract pricing.

	Basin-Specific	A type of derivative contract whereby the contract's settlement price is based on specific geographic basin indices.

	Cash Flow Hedge

The designation of a derivative instrument to reduce the exposure to variability in cash flows from the forecasted sale of oil or gas production whereby the gains (losses) on the derivative transaction are anticipated to offset the losses (gains) on the forecasted sale.

	Collar

A financial arrangement that effectively establishes a price range for the commodity. The producer only bears the risk of fluctuation between the minimum (or floor) price and the maximum (or ceiling) price.

	Development Costs	The costs necessary to gain access to, prepare and equip wells drilled to produce proved oil and gas reserves following discovery.

	Exploitation	Any action to optimize the development of an oil or gas reservoir to extract hydrocarbons.

	Exploratory Well	A well drilled to a previously untested geologic structure to determine the presence of oil or gas.

	Futures Contracts

An exchange-traded legal contract to buy or sell a standard quantity and quality of a commodity at a specified future date and price. These offer liquidity and minimal credit risk exposure but lack the flexibility of swap contracts.

	Hedging	The use of derivative commodity instruments such as futures, swaps and collars to help reduce financial exposure to commodity price volatility.

	Liquified Natural Gas	Natural gas liquified by reducing temperature to 260 degrees Fahrenheit; typically used to supplement traditional natural gas supplies during periods of peak demand.

	Natural Gas Liquids (NGL)	Liquid hydrocarbons that are extracted and separated from the natural gas stream. NGL products include ethane, propane, butane, natural gasoline and other hydrocarbons.

	Proved Developed Reserves	The portion of proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

	Proved Reserves

Estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. For a more complete definition of proved reserves, please refer to Rule 4-10(a)(2), (3) and (4) of Regulation S-X, promulgated pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, each as amended.

	Proved Undeveloped Reserves	The portion of proved reserves which can be expected to be recovered from new wells on undrilled proved acreage, or from existing wells where a relatively major expenditure is required for completion.

	Reserve to Production Ratio	Ratio determined by dividing the remaining recoverable reserves by estimated annual production volumes expressed in years of supply.

	Swap

A contractual arrangement in which two parties, called counterparties, effectively agree to exchange or "swap" variable and fixed rate payment streams based on a specified commodity volume. The contracts allow for flexible terms such as specific quantities, settlement dates and location but also expose the parties to counterparty credit risk.

	Throughput	Total volumes of natural gas sold or transported.
ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002

TABLE OF CONTENTS

		Page

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
	(a) Consolidated Statements of Income of Energen Corporation	1
	(b) Consolidated Balance Sheets of Energen Corporation	2
	(c) Consolidated Statements of Cash Flows of Energen Corporation	4
	(d) Statements of Income of Alabama Gas Corporation	5
	(e) Balance Sheets of Alabama Gas Corporation	6
	(f) Statements of Cash Flows of Alabama Gas Corporation	8
	(g) Notes to Unaudited Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
	Selected Business Segment Data of Energen Corporation	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

	PART II: OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	23

SIGNATURES		24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
ENERGEN CORPORATION
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2002	2001	2002	2001
Operating Revenues
Oil and gas operations	$ 63,794	$ 56,114	$ 110,614	$ 117,268
Natural gas distribution	75,709	103,779	272,233	374,065
Total operating revenues	139,503	159,893	382,847	491,333

Operating Expenses
Cost of gas	29,993	57,310	126,141	231,446
Operations and maintenance	46,156	45,910	91,952	91,558
Depreciation, depletion and amortization	27,071	20,784	51,234	40,846
Taxes, other than income taxes	11,136	13,150	27,367	36,825
Total operating expenses	114,356	137,154	296,694	400,675
Operating Income	25,147	22,739	86,153	90,658

Other Income (Expense)
Interest expense	(11,172)	(10,508)	(21,841)	(21,114)
Other income	3,129	3,914	6,707	7,950
Other expense	(3,086)	(3,501)	(6,603)	(7,192)
Total other expense	(11,129)	(10,095)	(21,737)	(20,356)

Income From Continuing Operations Before Income Taxes	14,018	12,644	64,416	70,302
Income tax expense	1,333	2,631	12,605	13,786
Income From Continuing Operations	12,685	10,013	51,811	56,516
Discontinued Operations, net of taxes
Income (loss) from operations	(173)	360	(309)	849
Gain on disposal	306	-	306	-
Income (Loss) From Discontinued Operations	133	360	(3)	849

Net Income	$ 12,818	$ 10,373	$ 51,808	$ 57,365

Diluted Earnings Per Average Common Share
Continuing Operations	$ 0.37	$ 0.32	$ 1.57	$ 1.82
Discontinued Operations	-	0.01	-	0.02
Net Income	$ 0.37	$ 0.33	$ 1.57	$ 1.84

Basic Earnings Per Average Common Share
Continuing Operations	$ 0.37	$ 0.33	$ 1.59	$ 1.84
Discontinued Operations	0.01	$ 0.01	-	0.03
Net Income	$ 0.38	$ 0.34	$ 1.59	$ 1.87

Dividends Per Common Share	$ 0.175	$ 0.17	$ 0.35	$ 0.34

Diluted Average Common Shares Outstanding	34,406	31,217	32,927	31,113
Basic Average Common Shares Outstanding	34,093	30,830	32,645	30,747

The accompanying Notes are an integral part of these financial statements.
CONSOLIDATED BALANCE SHEETS
ENERGEN CORPORATION
(Unaudited)

(in thousands)	June 30, 2002	December 31, 2001

ASSETS
Current Assets
Cash and cash equivalents	$ 2,983	$ 6,482
Accounts receivable, net of allowance for doubtful accounts of $10,839 at June 30, 2002, and $11,623 at December 31, 2001	71,724	77,106
Inventories, at average cost
Storage gas inventory	25,359	50,978
Materials and supplies	9,528	8,894
Liquified natural gas in storage	3,644	3,146
Deferred gas costs	2,654	17,776
Amounts due from customers	2,896	-
Deferred income taxes	31,716	29,636
Prepayments and other	10,415	6,948

Total current assets	160,919	200,966

Property, Plant and Equipment
Oil and gas properties, successful efforts method	1,038,679	844,962
Less accumulated depreciation, depletion and amortization	255,975	228,867
Oil and gas properties, net	782,704	616,095
Utility plant	796,157	769,259
Less accumulated depreciation	398,200	384,430
Utility plant, net	397,957	384,829
Other property, net	4,733	4,755

Total property, plant and equipment, net	1,185,394	1,005,679

Other Assets
Deferred income taxes	14,971	8,406
Deferred charges and other	31,143	25,305

Total other assets	46,114	33,711

TOTAL ASSETS	$ 1,392,427	$ 1,240,356

The accompanying Notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
ENERGEN CORPORATION
(Unaudited)

(in thousands, except share data)	June 30, 2002	December 31, 2001

CAPITAL AND LIABILITIES
Current Liabilities
Long-term debt due within one year	$ 16,119	$ 16,072
Notes payable to banks	63,000	24,000
Accounts payable	47,462	58,783
Accrued taxes	33,817	32,183
Customers' deposits	16,060	16,399
Amounts due customers	16,375	14,896
Accrued wages and benefits	29,247	22,711
Other	33,054	29,564

Total current liabilities	255,134	214,608

Deferred Credits and Other Liabilities
Other	6,362	7,410

Total deferred credits and other liabilities	6,362	7,410

Commitments and Contingencies

Capitalization
Preferred stock, cumulative $0.01 par value, 5,000,000 shares authorized	-	-
Common shareholders' equity
Common stock, $0.01 par value; 75,000,000 shares authorized, 34,448,882 shares outstanding at June 30, 2002, and 31,248,547 shares outstanding at December 31, 2001	344	312
Premium on capital stock	312,860	235,976
Capital surplus	2,802	2,802
Retained earnings	270,882	230,554
Accumulated other comprehensive income, net of tax	2,555	7,168
Deferred compensation on restricted stock	(1,136)	(1,513)
Deferred compensation plan	8,307	7,222
Treasury stock, at cost (304,206 shares at June 30, 2002, and 341,465 shares at December 31, 2001)	(8,307)	(8,316)

Total common shareholders' equity	588,307	474,205
Long-term debt	542,624	544,133

Total capitalization	1,130,931	1,018,338

TOTAL CAPITAL AND LIABILITIES	$ 1,392,427	$ 1,240,356

The accompanying Notes are an integral part of these financial statements.
CONSOLIDATED STATEMENTS OF CASH FLOWS
ENERGEN CORPORATION
(Unaudited)

Six months ended June 30, (in thousands)	2002	2001

Operating Activities
Net income	$ 51,808	$ 57,365
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation, depletion and amortization	55,200	41,886
Deferred income taxes	569	1,925
Deferred investment tax credits	(224)	(224)
Change in derivative fair value	(7,565)	1,102
Loss (gain) on sale of assets	(3,191)	64
Net change in:
Accounts receivable	5,382	44,316
Inventories	24,487	(31,913)
Deferred gas costs	15,122	35,051
Accounts payable	(10,550)	(42,542)
Amounts due customers	(9,857)	(25,814)
Other current assets and liabilities	12,108	14,703
Other, net	(2,701)	(7,890)

Net cash provided by operating activities	130,588	88,029

Investing Activities
Additions to property, plant and equipment	(61,908)	(107,778)
Acquisition	(117,043)	-
Proceeds from sale of assets	13,554	1,947
Other, net	133	(502)

Net cash used in investing activities	(165,264)	(106,333)

Financing Activities
Payment of dividends on common stock	(11,482)	(10,476)
Issuance of common stock	5,121	8,750
Purchase of treasury stock	-	(1,098)
Reduction of long-term debt	(1,509)	(19,583)
Net change in short-term debt	39,047	33,000

Net cash provided by financing activities	31,177	10,593

Net change in cash and cash equivalents	(3,499)	(7,711)
Cash and cash equivalents at beginning of period	6,482	11,594

Cash and Cash Equivalents at End of Period	$ 2,983	$ 3,883

The accompanying Notes are an integral part of these financial statements.
STATEMENTS OF INCOME
ALABAMA GAS CORPORATION
(Unaudited)
Three months ended				Six months ended
June 30,				June 30,
(in thousands)	2002	2001	2002	2001
Operating Revenues	$ 75,709	$ 103,779	$ 272,233	$ 374,065

Operating Expenses
Cost of gas	30,482	57,907	126,924	232,643
Operations and maintenance	26,015	27,204	52,588	53,852
Depreciation	8,313	7,825	16,543	15,472
Income taxes
Current	(990)	648	17,401	15,299
Deferred, net	1,513	(365)	1,890	(207)
Deferred investment tax credits, net	(112)	(112)	(224)	(224)
Taxes, other than income taxes	6,178	7,486	18,646	23,868

Total operating expenses	71,399	100,593	233,768	340,703

Operating Income	4,310	3,186	38,465	33,362

Other Income (Expense)
Allowance for funds used during construction	312	591	525	1,083
Other income	315	242	504	435
Other expense	(351)	(403)	(677)	(862)

Total other income	276	430	352	656

Interest Charges
Interest on long-term debt	3,324	2,066	6,651	4,133
Other interest expense	298	972	660	1,974

Total interest charges	3,622	3,038	7,311	6,107

Net Income	$ 964	$ 578	$ 31,506	$ 27,911

The accompanying Notes are an integral part of these financial statements.
BALANCE SHEETS
ALABAMA GAS CORPORATION
(Unaudited)

(in thousands)	June 30, 2002	December 31, 2001

ASSETS
Property, Plant and Equipment
Utility plant	$ 796,157	$ 769,259
Less accumulated depreciation	398,200	384,430

Utility plant, net	397,957	384,829

Other property, net	189	308

Current Assets
Cash and cash equivalents	723	3,372
Accounts receivable
Gas	48,380	59,504
Merchandise	1,460	1,506
Other	823	626
Affiliated companies	44,656	-
Allowance for doubtful accounts	(10,350)	(11,100)
Inventories, at average cost
Storage gas inventory	25,359	50,978
Materials and supplies	5,513	5,363
Liquified natural gas in storage	3,644	3,146
Amounts due from customers	2,896	-
Deferred gas costs	2,654	17,776
Deferred income taxes	24,195	22,820
Prepayments and other	3,383	1,378

Total current assets	153,336	155,369

Deferred Charges and Other Assets	14,460	8,715

TOTAL ASSETS	$ 565,942	$ 549,221

The accompanying Notes are an integral part of these financial statements.
BALANCE SHEETS
ALABAMA GAS CORPORATION
(Unaudited)

(in thousands, except share data)	June 30, 2002	December 31, 2001

CAPITAL AND LIABILITIES
Capitalization
Preferred stock, cumulative $0.01 par value, 120,000 shares authorized, issuable in series-$4.70 Series	$ -	$ -
Common shareholder's equity
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,972,052 shares outstanding at June 30, 2002, and December 31, 2001	20	20
Premium on capital stock	31,682	31,682
Capital surplus	2,802	2,802
Retained earnings	198,161	172,147

Total common shareholder's equity	232,665	206,651
Long-term debt	184,573	185,000

Total capitalization	417,238	391,651

Current Liabilities
Long-term debt due within one year	5,000	5,000
Notes payable to banks	-	19,000
Accounts payable	34,546	37,077
Accrued taxes	34,340	29,505
Customers' deposits	16,060	16,399
Amounts due customers	16,375	14,896
Accrued wages and benefits	13,051	10,509
Other	8,439	7,289

Total current liabilities	127,811	139,675

Deferred Credits and Other Liabilities
Deferred income taxes	18,937	15,531
Accumulated deferred investment tax credits	981	1,204
Customer advances for construction and other	975	1,160

Total deferred credits and other liabilities	20,893	17,895

Commitments and Contingencies

TOTAL CAPITAL AND LIABILITIES	$ 565,942	$ 549,221

The accompanying Notes are an integral part of these financial statements.
STATEMENTS OF CASH FLOWS
ALABAMA GAS CORPORATION
(Unaudited)

Six months ended June 30, (in thousands)	2002	2001

Operating Activities
Net income	$ 31,506	$ 27,911
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	16,543	15,472
Deferred income taxes, net	1,890	(207)
Deferred investment tax credits	(224)	(224)
Net change in:
Accounts receivable	10,223	29,971
Inventories	24,971	(29,463)
Deferred gas costs	15,122	35,051
Accounts payable	(694)	(51,952)
Amounts due customers	(1,417)	(25,814)
Other current assets and liabilities	6,095	13,767
Other, net	(6,226)	(1,102)

Net cash provided by operating activities	97,789	13,410

Investing Activities
Additions to property, plant and equipment	(29,151)	(26,046)
Other, net	124	(274)

Net cash used in investing activities	(29,027)	(26,320)

Financing Activities
Dividends	(5,491)	(10,472)
Net advances to affiliates	(46,493)	(8,046)
Reduction of long-term debt	(427)	(4,650)
Net change in short-term debt	(19,000)	27,650

Net cash provided by (used in) financing activities	(71,411)	4,482

Net change in cash and cash equivalents	(2,649)	(8,428)
Cash and cash equivalents at beginning of period	3,372	9,113

Cash and Cash Equivalents at End of Period	$ 723	$ 685

The accompanying Notes are an integral part of these financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
ENERGEN CORPORATION AND ALABAMA GAS CORPORATION

1. BASIS OF PRESENTATION

All adjustments to the unaudited financial statements that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods have been recorded. Such adjustments consisted of normal recurring items. Certain reclassifications were made to conform prior years' financial statements to the current-quarter presentation.

The unaudited financial statements and notes should be read in conjunction with the financial statements and notes thereto for the years ended September 30, 2001, 2000, and 1999, included in the 2001 Annual Report of Energen Corporation (the Company) and Alabama Gas Corporation (Alagasco) on Form 10-K. On December 5, 2001, the Board of Directors of the Company approved a change in the Company's fiscal year end from September 30 to December 31, effective January 1, 2002. A transition report was filed on Form 10-Q for the period October 1, 2001 to December 31, 2001. Alagasco will continue on a September 30 fiscal year for rate-setting purposes (rate year) and will report on a calendar year for the Securities and Exchange Commission and all other financial accounting reporting purposes. The Company's natural gas distribution business is seasonal in character and influenced by weather conditions. Results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year.

2. REGULATORY

As an Alabama utility, Alagasco is subject to regulation by the Alabama Public Service Commission (APSC) which, in 1983, established the Rate Stabilization and Equalization (RSE) rate-setting process. RSE was extended with modifications in 2002, 1990, 1987 and 1985. On June 10, 2002, the APSC extended Alagasco's rate-setting methodology, RSE, without change, for a six-year period through January 1, 2008. Under the APSC's new order, Alagasco's allowed range of return remains 13.15 percent to 13.65 percent throughout the term of the order, subject to change in the event that the Commission, following a generic rate of return hearing, adjusts the returns of all major energy utilities operating under a similar methodology. Under RSE as extended, the APSC conducts quarterly reviews to determine, based on Alagasco's projections and year-to-date performance, whether Alagasco's return on average equity at the end of the rate year will be within the allowed range of 13.15 percent to 13.65 percent. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4 percent of prior-year revenues. RSE limits the utility's equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor Alagasco's operations and maintenance (O&M) expense. Under the inflation-based cost control measurement established by the APSC, if the percentage change in O&M expense per customer falls within a range of 1.25 points above or below the percentage change in the Consumer Price Index For All Urban Consumers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. Under RSE as extended, a $16.3 million and a $9.1 million annual increase in revenues became effective December 1, 2001 and 2000, respectively.

Alagasco calculates a temperature adjustment to customers' monthly bills to substantially remove the effect of departures from normal temperatures on Alagasco's earnings. Adjustments to customers' bills are made in the same billing cycle in which the weather variation occurs. The temperature adjustment applies to residential, small commercial and small industrial customers. Alagasco's rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply.

The APSC approved an Enhanced Stability Reserve (ESR), beginning October 1997 in the amount of $3.9 million with an approved maximum funding level of $4 million, to which Alagasco may charge the full amount of: (1) extraordinary O&M expenses, resulting from force majeure events such as storms, severe weather, and outages, when one or a combination of two such events result in more than $200,000 of additional O&M expense during a rate year; or (2) individual industrial and commercial customer revenue losses that exceed $250,000 during the rate year, if such losses cause Alagasco's return on average equity to fall below 13.15 percent. During 2001, Alagasco charged $1.2 million against the ESR related to extraordinary bad debt expense and revenue losses from certain large industrial customers. Following a year in which a charge against the ESR is made, the APSC provides for accretions to the ESR of no more than $40,000 monthly until the maximum funding level is achieved. At June 30, 2002, and December 31, 2001, the ESR balance of $2.9 million and $2.7 million, respectively, was included in amounts due customers on the consolidated financial statements.

3. DERIVATIVE COMMODITY INSTRUMENTS

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 133 (subsequently amended by SFAS Nos. 137 and 138), Accounting for Derivative Instruments and Hedging Activities, on October 1, 2000. This statement requires all derivatives to be recognized on the balance sheet and measured at fair value. If a derivative is designated as a cash flow hedge, the Company is required to measure the effectiveness of the hedge, or the degree that the gain (loss) for the hedging instrument offsets the loss (gain) on the hedged item, at each reporting period. The effective portion of the gain or loss on the derivative instrument is recognized in other comprehensive income (OCI) as a component of equity and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of a derivative's change in fair value is required to be recognized in earnings immediately. Derivatives that do not qualify for hedge treatment under SFAS No. 133 must be recorded at fair value with gains or losses recognized in earnings in the period of change.

Energen Resources Corporation, Energen's oil and gas subsidiary, periodically enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on oil and gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange (NYMEX) and over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. In some contracts, the amount of credit allowed before Energen Resources must post collateral for out-of-the-money hedges varies depending on the credit rating of the Company's debt. In cases where this arrangement exists, generally the Company's credit ratings must be maintained at investment grade status to have available counterparty credit.

Energen Resources had certain agreements with Enron North America Corp. (Enron) as the counterparty as of October 1, 2001. As prescribed by SFAS No. 133, the value of the outstanding Enron contracts which qualified for cash flow hedge accounting treatment was reflected on the balance sheet as an asset and the effective portion of the derivative was reported as OCI, a component of shareholders' equity. These outstanding contracts ceased to qualify as cash flow hedges during October 2001 as a result of Enron's credit issues. The Company recorded an expense to O&M for the write-down to fair value of the asset related to the effected derivative contracts. The deferred revenues related to the non-performing hedges are recorded in accumulated other comprehensive income until such time as they are reclassified to earnings as originally forecasted to occur. As a result, Energen's net income in the three-month transition period ended December 31, 2001, reflected a one-time, non-cash expense of $5.5 million, net of tax. Energen's net income reflected a non-cash benefit of $2 million, net of tax, for the three-month period ended June 30, 2002, and a $4.2 million, net of tax, non-cash benefit for the year-to-date. Net income in the year ended December 31, 2002, will reflect a total non-cash benefit of $5.9 million, net of tax, related to the Enron hedge position.

As of June 30, 2002, $4.2 million, net of tax, of deferred net gains on derivative instruments recorded in accumulated other comprehensive income, including $1.7 million of gains, net of tax, related to the Enron transactions, are expected to be reclassified to earnings during the next twelve-month period. Gains and losses on derivative instruments that are not accounted for as cash flow hedge transactions, as well as the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges, are included in operating revenues in the consolidated financial statements. The Company recorded an after-tax loss of $477,000 for the three-months ended June 30, 2002, and a $645,000 after-tax loss year-to-date for the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges. Also, Energen Resources recorded an after-tax loss of $267,000 for the quarter and a $535,000 after-tax gain year-to-date on contracts which did not meet the definition of cash flow hedges under SFAS No. 133. As of June 30, 2002, the Company had 0.3 billion cubic feet (Bcf) of gas basis hedges, 8.1 Bcf of gas collars, 0.6 million barrels (MMBbl) of oil basis hedges and 0.01 MMBbl of oil swaps that did not meet the definition of a cash flow hedge, however, the Company considers these hedges to be viable economic hedges. As of June 30, 2002, and December 31, 2001, the Company had $3 million and $5.9 million, respectively, included in deferred income taxes on the consolidated balance sheets related to OCI.

As of June 30, 2002, Energen Resources had basin-specific hedges in place for 0.5 Bcf of its estimated 2002 gas production at an average contract price of $3.77 per million cubic feet (Mcf), 9.3 Bcf of gas production hedged at an average NYMEX price of $3.62 per Mcf, 0.2 Bcf of gas production hedged at a NYMEX collar price of $4.25 to $6.15 per Mcf, 3.6 Bcf of gas production hedged at a NYMEX collar price of $3.30 to $4.25 per Mcf, 3.6 Bcf of gas production hedged at a NYMEX collar price of $3.30 to $4.30 per Mcf and 2.1 Bcf of gas production hedged at a NYMEX collar price of $3.30 to $4.62 per Mcf. Energen Resources also had hedges in place for 465 thousand barrels (MBbl) of its estimated oil production at an average NYMEX price of $24.97 per barrel. In addition, the Company had hedged the basis difference on 0.3 Bcf of its estimated 2002 gas production and 0.6 MMBbl of its estimated 2002 oil production. Subsequent to June 30, 2002, Energen Resources entered into additional hedges for 2002, resulting in a total of 645 MBbl of its oil production hedged at an average NYMEX price of $25.26 per barrel and 1.1 Bcf of its gas basis hedged. Realized prices are anticipated to be lower than NYMEX prices due to basis differences and other factors. Production estimates from continuing operations for 2002 total 75 Bcfe, almost all of which are from proved reserves owned by the Company, and include 46.1 Bcf of gas, 3.1 MMBbl of oil and 1.7 MMBbl of natural gas liquids; another 0.6 Bcfe is expected to be generated by discontinued operations.

As of June 30, 2002, Energen Resources had entered into basin-specific swaps for 1.4 Bcf of its gas production in 2003 at an average contract price of $3.77 per Mcf, swaps for 5.3 Bcf of its 2003 gas production at an average NYMEX price of $4.07 per Mcf and hedges for 4.8 Bcf of gas production at a basin specific collar price of $3.72 to $4.70 per Mcf. In addition, the Company hedged the basis difference on 4.8 Bcf of its estimated 2003 gas production. For 2004 and 2005, Energen Resources had entered into swaps for 1.7 Bcf and 1.2 Bcf of its gas production at average NYMEX prices of $3.77 per Mcf and $3.75 per Mcf, respectively.

All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness in hedging the exposure to the hedged transaction's variability in cash flows attributable to the hedged risk will be assessed. Both at the inception of the hedge and on an ongoing basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company discontinues hedge accounting if a derivative is not determined to be highly effective as a hedge or it has ceased to be a highly effective hedge. The maximum term over which Energen Resources is hedging exposures to the variability of cash flows is through September 30, 2005.

On December 4, 2000, the APSC authorized Alagasco to engage in energy risk management activities to manage the utility's cost of gas supply. As of June 30, 2002, and December 31, 2001, Alagasco had recorded an $8.4 million asset and a $378,000 asset, respectively, representing the fair value of derivatives. As required by SFAS No. 133, Alagasco recognizes all derivatives as either assets or liabilities on the balance sheet. Any gains or losses are passed through to customers using the mechanisms of the GSA in accordance with Alagasco's APSC-approved tariff.

4. RECENT PRONOUNCEMENTS OF THE FASB

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company is required to adopt this statement in 2003. The impact of this pronouncement on the Company currently is being evaluated and is not expected to be material.

5. RECONCILIATION OF EARNINGS PER SHARE
		Three months ended		Three months ended
(in thousands, except per share amounts)		June 30, 2002		June 30, 2001
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$ 12,818	34,093	$ 0.38	$ 10,373	30,830	$ 0.34
Effect of Dilutive Securities
Long-range performance shares		131			148
Stock options		179			229
Restricted stock		3			10

Diluted EPS	$ 12,818	34,406	$ 0.37	$ 10,373	31,217	$ 0.33

		Six months ended		Six months ended
(in thousands, except per share amounts)		June 30, 2002		June 30, 2001
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$ 51,808	32,645	$ 1.59	$ 57,365	30,747	$ 1.87
Effect of Dilutive Securities
Long-range performance shares		124			144
Stock options		155			214
Restricted stock		3			8

Diluted EPS	$ 51,808	32,927	$ 1.57	$ 57,365	31,113	$ 1.84

For the three months and the year-to-date ended June 30, 2002, the Company had 136,300 options and 38,827 shares of non-vested restricted stock that were excluded from the computation of diluted EPS, as their effect was non-dilutive.

6. SEGMENT INFORMATION

The Company principally is engaged in two business segments: the purchase, distribution and sale of natural gas in central and north Alabama (natural gas distribution) and the acquisition, development, exploration and production of oil and gas in the continental United States (oil and gas operations).

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2002	2001	2002	2001
Operating revenues
Oil and gas operations	$ 63,794	$ 56,114	$ 110,614	$ 117,268
Natural gas distribution	75,709	103,779	272,233	374,065
Total	$ 139,503	$ 159,893	$ 382,847	$ 491,333
Operating income (loss)
Oil and gas operations	$ 20,897	$ 19,791	$ 29,549	$ 43,200
Natural gas distribution	4,721	3,357	57,532	48,230
Eliminations and corporate expenses	(471)	(409)	(928)	(772)
Total	$ 25,147	$ 22,739	$ 86,153	$ 90,658

(in thousands)	June 30, 2002	December 31, 2001
Identifiable assets
Oil and gas operations	$ 870,501	$ 687,776
Natural gas distribution	521,286	549,221
Eliminations and other	640	3,359
Total	$ 1,392,427	$ 1,240,356

7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following:
	Three months ended	Three months ended
(in thousands)	June 30, 2002	June 30, 2001

Net Income	$ 12,818	$ 10,373
Other comprehensive income (loss)
Current period change in fair value of derivative instruments, net of tax of $0.7 million and $17 million	1,034	26,584
Reclassification adjustment, net of tax of ($12) and $6.7 million	(19)	10,412

Comprehensive Income	$ 13,833	$ 47,369

	Six months ended	Six months ended
(in thousands)	June 30, 2002	June 30, 2001

Net Income	$ 51,808	$ 57,365
Other comprehensive income (loss)
Current period change in fair value of derivative instruments, net of tax of ($1.2) million and $26.7 million	(1,837)	41,815
Reclassification adjustment, net of tax of ($1.8) million and $22 million	(2,776)	34,440

Comprehensive Income	$ 47,195	$ 133,620

Accumulated other comprehensive income (loss) consisted of the following:

(in thousands)	June 30, 2002	December 31, 2001

Unrealized gain on hedges, net of tax of $3 million and $5.9 million	$ 4,649	$ 9,262
Minimum pension liability, net of tax of ($1.1) million	(2,094)	(2,094)

Accumulated Other Comprehensive Income	$ 2,555	$ 7,168

8. ACQUISITION OF OIL AND GAS PROPERTIES

On April 8, 2002, Energen Resources completed its purchase of oil and gas properties located in the Permian Basin in west Texas from First Permian, L.L.C. (First Permian), for approximately $120 million cash and 3,043,479 shares of the Company's common stock. The common stock was valued at $23.95 per share, the average stock price at the time Energen signed the related Purchase and Sale Agreement. The Company estimates a total acquisition cost of approximately $183.5 million; this estimate reflects an effective date of January 1, 2002, with appropriate purchase price adjustments from that date forward until completion of the transaction, resulting from interim cash flows and related tax items.

More than 97 percent of the acquired reserves are oil, and this acquisition adds an estimated 37.8 million barrels of proved oil equivalent reserves to our Permian Basin holdings. The reserves have a reserve to production ratio of 24, and approximately 60 percent are proved developed.

9. DISCONTINUED OPERATIONS

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses accounting and reporting standards for long-lived assets. This statement requires that gains and losses on the sale of certain oil and gas properties and writedowns of certain properties held-for-sale be reported as discontinued operations, with income or loss from the operations of the associated properties reported as income or loss from discontinued operations. The Statement also provides that all assets classified as held-for-sale be reported at the lower of the carrying amount or fair value. Accordingly, during the second quarter of 2002, Energen Resources recorded a pre-tax writedown of $2.8 million on certain non-strategic gas properties located in the Gulf Coast region, adjusting the carrying amount of the properties to their fair value based upon expected future discounted cash flows. The net carrying amount of these gas properties at June 30, 2002 totaled $2.5 million. The Company is actively marketing the properties being held-for-sale and anticipates disposal within the next year. The Company periodically reviews its portfolio of assets for potential dispositions and receives unsolicited offers to buy certain of its assets.

The following are the results of operations from discontinued operations:

Three months ended			Six months ended
June 30,			June 30,
(in thousands, except per share data)	2002	2001	2002	2001

Oil and gas revenues	$ 604	$ 1,819	$ 1,643	$ 3,859

Pretax income (loss) from discontinued operations	$ (285)	$ 590	$ (507)	$ 1,391
Income tax expense	112	(230)	198	(542)
Income (Loss) From Discontinued Operations	(173)	360	(309)	849

Impairment charge on held-for-sale property	(2,815)	-	(2,815)	-
Gain on disposal	3,316	-	3,316	-
Income taxes	(195)	-	(195)	-
Gain on Disposal	306	-	306	-

Total Income (Loss) From Discontinued Operations	$ 133	$ 360	$ (3)	$ 849

Diluted Earnings Per Average Common Share
Income (Loss) from Discontinued Operations	$ (0.01)	$ 0.01	$ (0.01)	$ 0.02
Gain on Disposal	0.01	-	0.01	-
Total Income (Loss) from Discontinued Operations	$ -	$ 0.01	$ -	$ 0.02

Basic Earnings Per Average Common Share
Income (Loss ) from Discontinued Operations	$ -	$ 0.01	$ (0.01)	$ 0.03
Gain on Disposal	0.01	-	0.01	-
Total Income (Loss) from Discontinued Operations	$ 0.01	$ 0.01	$ -	$ 0.03

10. CONCENTRATION OF CREDIT RISK

Revenues and related accounts receivable from exploration and production operations primarily are generated from the sale of produced natural gas and oil to natural gas and oil marketing companies. Such sales are typically made on an unsecured credit basis with payment due during the month following the month of delivery. This concentration of sales to the energy marketing industry has the potential to affect the Company's overall exposure to credit risk, either positively or negatively, in that our customers may be affected similarly by changes in economic, industry or other conditions. During recent months, credit rating agencies have downgraded the credit ratings of a number of energy marketers and their affiliates. Included among those downgrades were Williams Companies Inc. (Williams) and Dynegy, Inc. (Dynegy), affiliates of which are customers of Energen Resources. Williams affiliates are under contract to purchase monthly approximately 0.8 Bcf of Energen Resources' net natural gas production through October 2002 and an estimated 0.4 Bcf equivalent of Energen Resources' net natural gas liquids production through May 2004. Dynegy affiliates are under contract to purchase monthly an estimated 0.4 Bcf of Energen Resources' net natural gas production through March 2003.

Natural gas distribution operating revenues and related accounts receivable are generated from state-regulated utility natural gas sales and transportation to approximately 465,000 residential, commercial and industrial customers located in central and north Alabama. A change in economic conditions may affect the ability of customers to meet their obligations; however, the Company believes that its provision for possible losses on uncollectible accounts receivable is adequate for its credit loss exposure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Energen's net income totaled $12.8 million ($0.37 per diluted share) for the three months ended June 30, 2002, and compared favorably to net income of $10.4 million ($0.33 per diluted share) recorded in the same period last year. In the second quarter of 2002, Energen's income from continuing operations totaled $12.7 million ($0.37 per diluted share), and compared with $10 million ($0.32 per diluted share), in the same period a year ago. Energen Resources Corporation's, Energen's oil and gas subsidiary, income from continuing operations totaled $11.7 million in the current quarter as compared with $9.6 million in the same quarter last year primarily as a result of significantly increased production from oil, natural gas and natural gas liquids, a non-cash benefit of $2 million after-tax, or $0.06 per diluted share, associated with its previous hedge position with Enron North America Corp. (Enron) and increased recognition of non-conventional fuels tax credits on an interim basis. Negatively affecting income from continuing operations were increased depreciation, depletion and amortization (DD&A) expense and increased lease operating expense. Energen's natural gas utility, Alagasco, reported net income of $1 million in the second quarter as compared to $0.6 million in the same period last year primarily due to the utility earning on a higher level of equity and to the timing of revenue recovery between quarters.

For the 2002 fiscal year-to-date, Energen's net income totaled $51.8 million ($1.57 per diluted share) compared with $57.4 million ($1.84 per diluted share) for the same period in the prior year. Income from continuing operations for the six-months ended June 30, 2002 totaled $51.8 million ($1.57 per diluted share), and compared with $56.5 million ($1.82 per diluted share) in the same period last year. Energen Resources' income from continuing operations during the current period totaled $20.6 million compared with $28.9 million for the first six months of fiscal 2001. Significantly lower realized commodity sales prices and increased DD&A expense were partially offset by increased production. Alagasco's earnings of $31.5 million in the current year-to-date increased from net income of $27.9 million from the same period in the previous year. This is a result of the utility earning on an increased level of equity and the timing of revenue recovery between quarters. Also contributing to this increase was additional bad debt expense in the prior year related to significantly higher natural gas prices and colder weather as well as a decline in industrial gas usage in the previous period.

Oil and Gas Operations

Revenues from oil and gas operations rose 13.7 percent to $63.8 million for the three months ended June 30, 2002, largely as a result of increased production volumes related to an acquisition of oil properties in the Permian Basin. For the year-to-date, revenues for oil and gas operations declined 5.7 percent to $110.6 million primarily due to significantly lower commodity prices. Including the non-cash benefit from the former Enron hedges, realized gas prices fell 1.9 percent to $3.15 per million cubic feet (Mcf), while realized oil prices decreased 5.3 percent to $23.14 per barrel in the current quarter. Natural gas liquids prices decreased 25 percent to an average price of $12.59 per barrel. For the year-to-date, including the non-cash benefit from the former Enron hedges, realized gas prices decreased 16.1 percent to $2.91 per Mcf, realized oil prices decreased 2.9 percent to $22.94 per barrel and natural gas liquids prices decreased 39.3 percent to an average price of $11.42 per barrel.

Natural gas production in the first quarter increased 3 percent to 11.6 Bcf, while oil volumes rose 69.1 percent to 886 MBbl. Natural gas liquids production increased 15.2 percent to 432 MBbl. For the year to date, natural gas production increased 3 percent to 23.2 Bcf, oil volumes increased 43.3 percent to 1,396 MBbl and natural gas liquids production rose 24.2 percent to 832 MBbl. Natural gas comprised between 60 to 65 percent of Energen Resources' production for the current quarter and the year-to-date.

Energen Resources enters into cash flow derivative commodity instruments to hedge its exposure to the impact of price fluctuations on oil and gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange (NYMEX) and over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. In some contracts the amount of credit allowed before Energen Resources must post collateral for out-of-the-money hedges varies depending on the credit rating of the Company's debt. In cases where this arrangement exists, generally the Company's credit ratings must be maintained at investment grade status to have available counterparty credit. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions.

Energen Resources had certain swap agreements with Enron as the counterparty as of October 1, 2001, as more fully discussed in Note 3. These swap agreements ceased to qualify as cash flow hedges during October 2001 as a result of Enron's credit issues. As of June 30, 2002, Energen Resources had basin-specific hedges in place for 0.5 Bcf of its estimated 2002 gas production at an average contract price of $3.77 per Mcf, 9.3 Bcf of gas production hedged at an average NYMEX price of $3.62 per Mcf, 0.2 Bcf of gas production hedged at a NYMEX collar price of $4.25 to $6.15 per Mcf, 3.6 Bcf of gas production hedged at a NYMEX collar price of $3.30 to $4.25 per Mcf, 3.6 Bcf of gas production hedged at a NYMEX collar price of $3.30 to $4.30 per Mcf and 2.1 Bcf of gas production hedged at a NYMEX collar price of $3.30 to $4.62 per Mcf. Energen Resources also had hedges in place for 465 thousand barrels (MBbl) of its estimated oil production at an average NYMEX price of $24.97 per barrel. In addition, the Company had hedged the basis difference on 0.3 Bcf of its estimated 2002 gas production and 0.6 MMBbl of its estimated 2002 oil production. Subsequent to June 30, 2002, Energen Resources entered into additional hedges for 2002, resulting in a total of 645 MBbl of its oil production hedged at an average NYMEX price of $25.26 per barrel and 1.1 Bcf of its gas basis hedged. Realized prices are anticipated to be lower than NYMEX prices due to basis differences and other factors. Production estimates from continuing operations for 2002 total 75 Bcfe, almost all of which are from proved reserves owned by the Company, and include 46.1 Bcf of gas, 3.1 MMBbl of oil and 1.7 MMBbl of natural gas liquids, with another 0.6 Bcfe generated by discontinued operations.

As of June 30, 2002, Energen Resources had entered into basin-specific swaps for 1.4 Bcf of its gas production in 2003 at an average contract price of $3.77 per Mcf, swaps for 5.3 Bcf of its 2003 gas production at an average NYMEX price of $4.07 per Mcf and 4.8 Bcf of gas production hedged at a basin specific collar price of $3.72 to $4.70 per Mcf. In addition, the Company hedged the basis difference on 4.8 Bcf of its estimated 2003 gas production. For 2004 and 2005, Energen Resources had entered into swaps for 1.7 Bcf and 1.2 Bcf of its gas production at average NYMEX prices of $3.77 per Mcf and $3.75 per Mcf, respectively.

Operations and maintenance (O&M) expense increased $1.4 million for the quarter and $1.5 million for the year-to-date. Lease operating expenses increased by $2.7 million for the quarter and $1.4 million for the year-to-date primarily due to the acquisition of oil and gas properties. Exploration expense was lower by $1.3 million in the second quarter, largely due to decreased exploratory efforts, and remained stable for the year-to-date.

Energen Resources' DD&A expense for the quarter rose $5.8 million and $9.3 million in the year-to-date primarily driven by market declines in commodity prices. The average depletion rate for the current quarter was $0.94 as compared to $0.76 for the same period last year and for the year-to-date was $0.93 as compared to $0.73 in the same period a year ago.

Energen Resources' expense for taxes other than income taxes primarily reflected production-related taxes that were $0.7 million lower this quarter and $4.2 million lower for the year-to-date primarily as a result of decreased commodity market prices.

Energen Resources, in the ordinary course of business, may be involved in the sale of developed and undeveloped properties. As a result of selling certain properties, the Company is required to reflect these dispositions of assets as discontinued operations under the provisions of SFAS No. 144, which was adopted as of January 1, 2002. For both the current quarter and year-to-date, Energen Resources recorded a pre-tax gain of $501,000 in total income from discontinued operations from the sale of properties and adjustments to the fair value of properties being held for sale.

Natural Gas Distribution

Natural gas distribution revenues decreased $28.1 million for the quarter and $101.8 million on a year-to-date basis largely due to a decrease in the commodity cost of gas as well as to a decrease in gas usage volumes. For the quarter, weather that was 33.1 percent warmer than in the same period last year contributed to a 23.5 percent decrease in residential sales volumes and a 17.8 percent decrease in small commercial and industrial customer sales volumes. Transportation volumes increased 13.3 over consumption in the same period last year which was lower due to higher gas prices and a general economic weakness. For the year-to-date, weather that was 15.2 percent warmer than in the same period last year contributed to a 17.2 percent decrease in residential sales volumes and a 17.7 percent decrease in small commercial and industrial customer sales volumes. For the same reasons that influenced the quarter, large transportation customers had a 14.3 percent increase in throughput. Significantly lower commodity gas prices along with decreased gas purchase volumes contributed to a 47.4 percent decrease in cost of gas for the quarter and a 45.4 percent decrease year-to-date. The GSA rider in Alagasco's rate schedule provides for a pass-through of gas price fluctuations to customers without markup. Alagasco calculates a temperature adjustment to certain customers' bills on a real-time basis to substantially remove the effect of departures from normal temperatures. The temperature adjustment applies primarily to residential, small commercial and small industrial customers.

As discussed more fully in Note 2, Alagasco is subject to regulation by the Alabama Public Service Commission (APSC). On June 10, 2002, the APSC issued an order to extend the Company's rate-setting mechanism through January 1, 2008. Under the terms of that extension, RSE will continue after January 1, 2008, unless, after notice to the Company and a hearing, the Commission votes to either modify or discontinue its operation.

O&M expense decreased 4.4 percent in the current quarter and 2.4 percent for the year-to-date primarily due to reduced bad debt expense partially offset by increased labor related costs. A 6.2 percent increase in depreciation expense in the current quarter and a 6.9 percent increase year-to-date period were primarily due to normal growth of the utility's distribution system. Taxes other than income taxes primarily reflected various state and local business taxes as well as payroll-related taxes. State and local business taxes generally are based on gross receipts and fluctuate accordingly.

Non-Operating Items

Interest expense for the Company increased $0.7 million for both the quarter and the year-to-date and was largely influenced by the issuance of $40 million of 6.25% Notes and $35 million of 6.75% Notes in August 2001 by Alagasco.

The Company's effective tax rates are lower than statutory federal tax rates primarily due to the recognition of nonconventional fuels tax credits and the amortization of investment tax credits. Nonconventional fuels tax credits are generated annually on qualified production through December 31, 2002, and effective tax rates are expected to continue to remain lower than statutory federal rates through December 31, 2002.

Income tax expense decreased in quarter comparisons primarily as a result of higher nonconventional fuels tax credits of $1.8 million partially offset by higher consolidated pre-tax income. In year-to-date comparisons, income tax expense decreased as a result of lower consolidated pre-tax income and higher nonconventional fuels tax credits of $0.8 million. The increase in nonconventional fuels tax credits for both the quarter and year-to-date, reflected the timing of the recognition on an interim basis. The estimated effective tax rate utilized in computing income tax expense reflects an expected financial recognition of $13.9 million of nonconventional fuels tax credits for 2002.

FINANCIAL POSITION AND LIQUIDITY

Cash flows from operations for the year-to-date were $130.9 million as compared to $88 million in the same period last year. The decreased net income during the period was offset by changes in working capital items, which are highly influenced by throughput, changes in weather, and timing of payments. Working capital needs at Alagasco were affected by warmer-than-normal weather and decreased gas costs compared to the prior period.

The Company had a net investment of $165.3 million through the six months ended June 30, 2002, primarily in additions of property, plant and equipment. Energen Resources invested $149.4 million in capital expenditures primarily related to the acquisition and development of oil and gas properties. In April 2002, Energen Resources completed its purchase of oil and gas properties located in the Permian Basin in west Texas from First Permian, L.L.C. (First Permian), for approximately $120 million cash and 3,043,479 shares of the Company's common stock. The Company estimates the total acquisition approximated $183.5 million. Utility capital expenditures totaled $29.6 million in the year-to-date and primarily represented system distribution expansion and support facilities.

The Company provided $31.2 million for financing activities in the year-to-date primarily through increased borrowings under Energen's short-term credit facilities.

FUTURE CAPITAL RESOURCES AND LIQUIDITY

The Company plans to continue to implement its growth strategy that focuses on expanding Energen Resources' oil and gas operations through the acquisition and exploitation of producing properties with development potential while maintaining on the strength of the Company's utility foundation. For the five-years ended December 31, 2001, Energen's diluted EPS grew at an average compound rate of 13.1 percent a year.

To finance Energen Resources' investment program, the Company will continue to utilize its short-term credit facilities to supplement internally generated cash flow, with long-term debt and equity providing permanent financing. Energen currently has available short-term credit facilities of $267 million to help accommodate its growth plans. Subsequent to June 30, 2002, the Company called for redemption of the $7.8 million in outstanding Series 1993 Notes using available short-term credit facilities. Energen's management plans to utilize increases in cash flows to help finance Energen Resources' acquisition and exploitation strategy.

In 2002, Energen Resources plans to invest approximately $275 million in capital expenditures, including $183.5 million for the First Permian acquisition, as more fully described in Note 8, and $90 million in development well drilling and related exploitation activities. Energen Resources' exploratory exposure in 2002 is estimated to be $0.7 million. Capital investment at Energen Resources in 2003 is expected to approximate $79 million for development well drilling and other exploitation activities and $5 million for exploration and related development. Energen Resources' capital investment for oil and gas activities over the five-year period ending December 31, 2006, is estimated to be $900 million, including the First Permian acquisition. During this period, the Company expects to issue approximately $50 million in additional long-term debt to replace short-term obligations and provide permanent financing for Energen Resources' acquisition strategy. The Company also will provide up to $14 million a year from the issuance of common stock through the dividend reinvestment and direct stock purchase plan, and through the employee savings plans. Energen Resources' continued ability to invest in property acquisitions will be influenced significantly by industry trends, as the producing property acquisition market historically has been cyclical. From time to time, Energen Resources also may be engaged in negotiations to sell, trade or otherwise dispose of properties which may reduce or eliminate the amount of additional financing described above. Energen Resources is evaluating the possible sale of certain properties with estimated sale proceeds up to $75 million, depending on the extent of properties sold. These properties are considered non-core and any decision to sell will depend on the attractiveness of current market conditions.

The utility's rate-setting mechanism is based in part on the number of residential customers and an inflation-based cost control measurement which allows a return on equity within an allowed range of 13.15 percent to 13.65 percent. Continued low inflation and/or the lack of customer growth could impact the utility's ability to manage its O&M expense per customer sufficiently for the inflation-based cost control requirements of RSE and may result in an average return on equity lower than the allowed range of return.

During 2002, Alagasco plans to invest approximately $64 million in utility capital expenditures for normal distribution and support systems, including approximately $22 million for revenue-producing projects and $10 million for information technology application projects. Alagasco also maintains an investment in storage gas which is expected to average approximately $31 million in 2002. Alagasco plans to invest approximately $56 million in utility capital expenditures during 2003. The utility anticipates funding these capital requirements through internally generated capital. Alagasco may issue approximately $50 million of long-term debt in 2003. Over the Company's five-year planning period ending December 31, 2006, Alagasco anticipates capital investments of approximately $275 million.

Forward-Looking Statements and Risks

Certain statements in this report express expectations of future plans, objectives and performance of the Company and its subsidiaries, and constitute forward-looking statements made pursuant to the Safe Harbor provision of the Private Securities Litigation Reform Act of 1995. Except as otherwise disclosed, the Company's forward-looking statements do not reflect the impact of possible or pending acquisitions, divestitures or restructurings. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. All statements based on future expectations rather than on historical facts are forward-looking statements that are dependent on certain events, risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, economic and competitive conditions, inflation rates, legislative and regulatory changes, financial market conditions, future business decisions, and other uncertainties, all of which are difficult to predict. There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserve and production estimates. In the event Energen Resources is unable to fully invest its planned acquisition, development and exploratory expenditures, future operating revenues, production, and proved reserves could be negatively affected. The drilling of development and exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns and these risks can be affected by lease and rig availability, complex geology and other factors. Although Energen Resources makes use of futures, swaps and fixed-price contracts to mitigate risk, fluctuations in future oil and gas prices could affect materially the Company's financial position and results of operation; furthermore, such risk mitigation activities may cause the Company's financial position and results of operations to be materially different from results that would have been obtained had such risk mitigation activities not occurred. In addition, the Company cannot guarantee the absence of errors in input data, calculations and formulas used in its estimates, assumptions and forecasts.

SELECTED BUSINESS SEGMENT DATA
ENERGEN CORPORATION
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except sales price data)	2002	2001	2002	2001

Oil and Gas Operations
Operating revenues
Natural gas	$ 36,652	$ 36,122	$ 67,587	$ 78,379
Oil	20,497	12,793	32,018	23,003
Natural gas liquids	5,442	6,293	9,499	12,612
Other	1,203	906	1,510	3,274
Total	$ 63,794	$ 56,114	$ 110,614	$ 117,268

Sales volumes from continuing operations
Natural gas (MMcf)	11,636	11,253	23,236	22,556
Oil (MBbl)	886	524	1,396	974
Natural gas liquids (MBbl)	432	375	832	670
Sales volume from continuing operations (MMcfe)	19,545	16,644	36,601	32,420
Total sales volume (MMcfe)	19,766	17,057	37,184	33,235
Average sales price including effects of hedging
Natural gas (Mcf)	$ 3.15	$ 3.21	$ 2.91	$ 3.47
Oil (barrel)	$ 23.14	$ 24.43	$ 22.94	$ 23.62
Natural gas liquids (barrel)	$ 12.59	$ 16.79	$ 11.42	$ 18.82
Average sales price excluding effects of hedging
Natural gas (Mcf)	$ 3.09	$ 4.60	$ 2.69	$ 5.80
Oil (barrel)	$ 24.37	$ 26.17	$ 22.73	$ 27.14
Natural gas liquids (barrel)	$ 12.59	$ 16.79	$ 11.42	$ 18.82
Other data
Depreciation, depletion and amortization	$ 18,758	$ 12,959	$ 34,691	$ 25,374
Capital expenditures	$ 194,541	$ 25,765	$ 216,199	$ 81,479
Exploration expenditures	$ 272	$ 1,533	$ 1,940	$ 1,711
Operating income	$ 20,897	$ 19,791	$ 29,549	$ 43,200
Natural Gas Distribution
Operating revenues
Residential	$ 46,076	$ 66,933	$ 183,487	$ 256,390
Commercial and industrial - small	18,939	28,403	66,336	98,903
Transportation	9,461	7,460	20,103	16,673
Other	1,233	983	2,307	2,099
Total	$ 75,709	$ 103,779	$ 272,233	$ 374,065

Gas delivery volumes (MMcf)
Residential	3,804	4,975	18,098	21,850
Commercial and industrial - small	2,068	2,516	7,562	9,191
Transportation	14,550	12,837	29,601	25,898
Total	20,422	20,328	55,261	56,939

Other data
Depreciation and amortization	$ 8,313	$ 7,825	$ 16,543	$ 15,472
Capital expenditures	$ 15,810	$ 13,363	$ 29,596	$ 27,478
Operating income	$ 4,721	$ 3,357	$ 57,532	$ 48,230

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Energen Resources' major market risk exposure is in the pricing applicable to its oil and gas production. Historically, prices received for oil and gas production have been volatile because of seasonal weather patterns, world and national supply-and-demand factors and general economic conditions. Crude oil prices also are affected by quality differentials, by worldwide political developments and by actions of the Organization of Petroleum Exporting Countries. Basis differentials, like the underlying commodity prices, can be volatile because of regional supply-and-demand factors, including seasonal factors and the availability and price of transportation to consuming areas.

Energen Resources Corporation, Energen's oil and gas subsidiary, periodically enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on oil and gas production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange (NYMEX) and over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. In some contracts, the amount of credit allowed before Energen Resources must post collateral for out-of-the-money hedges varies depending on the credit rating of the Company's debt. In cases where this arrangement exists, generally the Company's credit ratings must be maintained at investment grade status to have available counterparty credit. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge. The maximum term over which Energen Resources is hedging exposures to the variability of cash flows is through September 30, 2005.

Energen Resources had certain agreements with Enron North America Corp. (Enron) as the counterparty as of October 1, 2001. As prescribed by SFAS No. 133, the value of the outstanding Enron contracts which qualified for cash flow hedge accounting treatment was reflected on the balance sheet as an asset and the effective portion of the derivative was reported as OCI, a component of shareholders' equity. These outstanding contracts ceased to qualify as cash flow hedges during October 2001 as a result of Enron's credit issues. The Company recorded an expense to O&M for the write-down to fair value of the asset related to the effected derivative contracts. The deferred revenues related to the non-performing hedges are recorded in accumulated other comprehensive income until such time as they are reclassified to earnings as originally forecasted to occur. As a result, Energen's net income in the three-month transition period ended December 31, 2001, reflected a one-time, non-cash expense of $5.5 million, net of tax. Energen's net income reflected a non-cash benefit of $2 million, net of tax, for the three-month period ended June 30, 2002, and a $4.2 million, net of tax, non-cash benefit for the year-to-date. Net income in the year ended December 31, 2002, will reflect a total non-cash benefit of $5.9 million, net of tax, related to the Enron hedge position.

See Note 3 for details related to the Company's hedging activities.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

None

b. Reports on Form 8-K

Form 8-K dated April 10, 2002, reporting that Energen Resources completed its purchase of oil and gas properties from First Permian, L.L.C.

Form 8-K dated June 4, 2002, reporting that Alagasco had filed a request with the Alabama Public Service Commission (APSC) to continue its rate-setting methodology, Rate Stabilization and Equalization (RSE).

Form 8-K dated June 11, 2002, reporting that the APSC extended Alagasco's rate-setting methodology, RSE for a six-year period through January 1, 2008.

Form 8-K dated July 24, 2002, commenting on the Company's financial relationships with Williams Companies Inc. and Dynegy, Inc.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGEN CORPORATION
ALABAMA GAS CORPORATION

August 14, 2002	By /s/ Wm. Michael Warren, Jr.
Wm. Michael Warren, Jr.
Chairman, President and Chief Executive
Officer of Energen Corporation, Chairman
and Chief Executive Officer of Alabama
Gas Corporation

August 14, 2002	By /s/ G. C. Ketcham
G. C. Ketcham
Executive Vice President, Chief
Financial Officer and Treasurer of
Energen Corporation and Alabama Gas
Corporation

August 14, 2002	By /s/ Grace B. Carr
Grace B. Carr
Vice President and Controller of Energen
Corporation

August 14, 2002	By /s/ Paula H. Rushing
Paula H. Rushing
Vice President-Finance of Alabama Gas
Corporation

(This page intentionally left blank.)