Form 10-Q
period 2004-03-31
ALABAMA GAS CORP; ENERGEN CORP
filed 2004-05-07
CIK 3146, 277595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549 FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2004
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES X NO ____

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of May 5, 2004

Energen Corporation	$0.01 par value	36,342,788 shares
Alabama Gas Corporation	$0.01 par value	1,972,052 shares

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004

TABLE OF CONTENTS

		Page

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
	(a) Consolidated Condensed Statements of Income of Energen Corporation	3
	(b) Consolidated Condensed Balance Sheets of Energen Corporation	4
	(c) Consolidated Condensed Statements of Cash Flows of Energen Corporation	6
	(d) Condensed Statements of Income of Alabama Gas Corporation	7
	(e) Condensed Balance Sheets of Alabama Gas Corporation	8
	(f) Condensed Statements of Cash Flows of Alabama Gas Corporation	10
	(g) Notes to Unaudited Condensed Financial Statements	11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
	Selected Business Segment Data of Energen Corporation	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures	27

	PART II: OTHER INFORMATION
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 6.	Exhibits and Reports on Form 8-K	28

SIGNATURES		29

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
ENERGEN CORPORATION
(Unaudited)
	Three months ended
	March 31,
(in thousands, except per share data)	2004	2003

Operating Revenues
Oil and gas operations	$ 96,227	$ 88,519
Natural gas distribution	255,202	221,139
Total operating revenues	351,429	309,658

Operating Expenses
Cost of gas	138,738	111,972
Operations and maintenance	53,147	50,817
Depreciation, depletion and amortization	28,736	28,735
Taxes, other than income taxes	24,278	21,520
Accretion expense	490	494
Total operating expenses	245,389	213,538
Operating Income	106,040	96,120

Other Income (Expense)
Interest expense	(10,318)	(10,822)
Other income	862	3,120
Other expense	(1,025)	(3,089)
Total other expense	(10,481)	(10,791)

Income From Continuing Operations Before Income Taxes	95,559	85,329
Income tax expense	35,362	32,006
Income From Continuing Operations	60,197	53,323

Discontinued Operations, net of taxes
Income from discontinued operations	1	673
Gain (loss) on disposal	(13)	585
Income (Loss) From Discontinued Operations	(12)	1,258

Net Income	$ 60,185	$ 54,581

Diluted Earnings Per Average Common Share
Continuing operations	$ 1.65	$ 1.52
Discontinued operations	-	0.04
Net Income	$ 1.65	$ 1.56
Basic Earnings Per Average Common Share
Continuing operations	$ 1.66	$ 1.54
Discontinued operations	-	0.03
Net Income	$ 1.66	$ 1.57
Dividends Per Common Share	$ 0.185	$ 0.18
Diluted Average Common Shares Outstanding	36,566	35,034
Basic Average Common Shares Outstanding	36,173	34,729

The accompanying Notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
ENERGEN CORPORATION
(Unaudited)

(in thousands)	March 31, 2004	December 31, 2003

ASSETS
Current Assets
Cash and cash equivalents	$ 88,198	$ 2,127
Accounts receivable, net of allowance for doubtful accounts of $10,353 at March 31, 2004, and $9,852 at December 31, 2003	147,827	172,915
Inventories, at average cost
Storage gas inventory	17,046	40,654
Materials and supplies	7,919	7,677
Liquified natural gas in storage	3,266	3,475
Deferred income taxes	46,927	38,145
Prepayments and other	36,925	25,073

Total current assets	348,108	290,066

Property, Plant and Equipment
Oil and gas properties, successful efforts method	1,215,490	1,197,340
Less accumulated depreciation, depletion and amortization	326,071	310,368
Oil and gas properties, net	889,419	886,972
Utility plant	896,989	883,225
Less accumulated depreciation	349,483	341,787
Utility plant, net	547,506	541,438
Other property, net	4,962	5,041

Total property, plant and equipment, net	1,441,887	1,433,451

Other Assets
Regulatory asset	18,082	18,082
Deferred charges and other	31,933	39,833

Total other assets	50,015	57,915

TOTAL ASSETS	$ 1,840,010	$ 1,781,432

The accompanying Notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
ENERGEN CORPORATION
(Unaudited)

(in thousands, except share data)	March 31, 2004	December 31, 2003

CAPITAL AND LIABILITIES
Current Liabilities
Long-term debt due within one year	$ 10,000	$ 10,000
Notes payable to banks	-	11,000
Accounts payable	141,860	135,319
Accrued taxes	48,312	28,551
Customers' deposits	18,710	17,884
Amounts due customers	-	8,571
Accrued wages and benefits	19,913	24,957
Regulatory liability	48,915	54,146
Other	44,899	37,303

Total current liabilities	332,609	327,731

Deferred Credits and Other Liabilities
Asset retirement obligation	26,885	26,515
Minimum pension liability	19,571	17,911
Regulatory liability	106,705	113,427
Deferred income taxes	46,939	33,200
Other	12,071	10,774

Total deferred credits and other liabilities	212,171	201,827

Commitments and Contingencies

Capitalization
Preferred stock, cumulative $0.01 par value, 5,000,000 shares authorized	-	-
Common shareholders' equity
Common stock, $0.01 par value; 75,000,000 shares authorized, 36,344,722 shares outstanding at March 31, 2004, and 36,223,531 shares outstanding at December 31, 2003	363	362
Premium on capital stock	374,440	367,765
Capital surplus	2,802	2,802
Retained earnings	413,467	360,001
Accumulated other comprehensive loss, net of tax
Unrealized loss on hedges	(35,533)	(21,714)
Minimum pension liability	(8,881)	(8,881)
Deferred compensation on restricted stock	(3,431)	(1,258)
Deferred compensation plan	18,300	17,063
Treasury stock, at cost (446,731 shares at March 31, 2004, and 415,869 shares at December 31, 2003)	(19,171)	(17,108)
Total common shareholders' equity	742,356	699,032
Long-term debt	552,874	552,842
Total capitalization	1,295,230	1,251,874

TOTAL CAPITAL AND LIABILITIES	$ 1,840,010	$ 1,781,432

The accompanying Notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
ENERGEN CORPORATION
(Unaudited)

Three months ended March 31, (in thousands)	2004	2003

Operating Activities
Net income	$ 60,185	$ 54,581
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation, depletion and amortization	28,736	29,437
Deferred income taxes	12,777	8,982
Deferred investment tax credits	(112)	(112)
Change in derivative fair value	2,532	1,620
(Gain) loss on sale of assets	78	(9,167)
Loss on properties held-for-sale	-	8,247
Net change in:
Accounts receivable	11,336	(46,200)
Inventories	23,575	13,041
Accounts payable	(15,804)	26,687
Amounts due customers	(11,360)	(3,103)
Other current assets and liabilities	21,781	23,789
Other, net	1,859	(2,671)

Net cash provided by operating activities	135,583	105,131

Investing Activities
Additions to property, plant and equipment	(34,934)	(68,444)
Proceeds from sale of assets	-	15,460
Other, net	(81)	74

Net cash used in investing activities	(35,015)	(52,910)

Financing Activities
Payment of dividends on common stock	(6,719)	(6,275)
Issuance of common stock	3,522	4,319
Purchase of treasury stock	(300)	(294)
Net change in short-term debt	(11,000)	(48,000)

Net cash used in financing activities	(14,497)	(50,250)

Net change in cash and cash equivalents	86,071	1,971
Cash and cash equivalents at beginning of period	2,127	4,804

Cash and Cash Equivalents at End of Period	$ 88,198	$ 6,775

The accompanying Notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF INCOME
ALABAMA GAS CORPORATION
(Unaudited)
Three months ended
March 31,
(in thousands)	2004	2003
Operating Revenues	$ 255,202	$ 221,139

Operating Expenses
Cost of gas	139,206	112,564
Operations and maintenance	28,597	28,448
Depreciation	9,610	8,925
Income taxes
Current	20,802	19,503
Deferred, net	1,458	1,043
Deferred investment tax credits, net	(112)	(112)
Taxes, other than income taxes	15,775	14,002

Total operating expenses	215,336	184,373

Operating Income	39,866	36,766

Other Income (Expense)
Allowance for funds used during construction	300	323
Other income	704	1,241
Other expense	(1,016)	(1,323)

Total other income (expense)	(12)	241

Interest Charges
Interest on long-term debt	2,987	3,237
Other interest expense	548	323

Total interest charges	3,535	3,560

Net Income	$ 36,319	$ 33,447

The accompanying Notes are an integral part of these condensed financial statements.
CONDENSED BALANCE SHEETS
ALABAMA GAS CORPORATION
(Unaudited)

(in thousands)	March 31, 2004	December 31, 2003

ASSETS
Property, Plant and Equipment
Utility plant	$ 896,989	$ 883,225
Less accumulated depreciation	349,483	341,787

Utility plant, net	547,506	541,438

Other property, net	329	331

Current Assets
Cash and cash equivalents	5,922	1,440
Accounts receivable
Gas	112,265	134,376
Merchandise	1,559	1,210
Other	1,513	1,018
Affiliated companies	18,923	-
Allowance for doubtful accounts	(9,400)	(9,100)
Inventories, at average cost
Storage gas inventory	17,046	40,654
Materials and supplies	4,852	5,527
Liquified natural gas in storage	3,266	3,475
Deferred income taxes	18,301	17,650
Regulatory asset	-	251
Prepayments and other	34,316	22,056

Total current assets	208,563	218,557

Other Assets
Regulatory asset	18,082	18,082
Deferred charges and other	10,876	19,285

Total other assets	28,958	37,367

TOTAL ASSETS	$ 785,356	$ 797,693

The accompanying Notes are an integral part of these condensed financial statements.

CONDENSED BALANCE SHEETS
ALABAMA GAS CORPORATION
(Unaudited)

(in thousands, except share data)	March 31, 2004	December 31, 2003

CAPITAL AND LIABILITIES
Capitalization
Preferred stock, cumulative $0.01 par value, 120,000 shares authorized, issuable in series-$4.70 Series	$ -	$ -
Common shareholder's equity
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,972,052 shares outstanding at March 31, 2004, and December 31, 2003	20	20
Premium on capital stock	31,682	31,682
Capital surplus	2,802	2,802
Retained earnings	245,487	215,869

Total common shareholder's equity	279,991	250,373
Long-term debt	169,533	169,533

Total capitalization	449,524	419,906

Current Liabilities
Notes payable to banks	-	11,000
Accounts payable	56,079	56,020
Amounts due to affiliates	-	37,290
Accrued taxes	43,513	22,145
Customers' deposits	18,710	17,884
Amounts due customers	-	8,571
Accrued wages and benefits	5,528	6,247
Regulatory liability	48,915	54,146
Other	10,825	9,039

Total current liabilities	183,570	222,342

Deferred Credits and Other Liabilities
Deferred income taxes	34,362	32,178
Minimum pension liability	8,285	6,988
Regulatory liability	106,705	113,427
Other	2,910	2,852

Total deferred credits and other liabilities	152,262	155,445

Commitments and Contingencies	-	-

TOTAL CAPITAL AND LIABILITIES	$ 785,356	$ 797,693

The accompanying Notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
ALABAMA GAS CORPORATION
(Unaudited)

Three months ended March 31, (in thousands)	2004	2003

Operating Activities
Net income	$ 36,319	$ 33,447
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	9,610	8,925
Deferred income taxes, net	1,458	1,043
Deferred investment tax credits	(112)	(112)
Net change in:
Accounts receivable	7,815	(24,393)
Inventories	24,492	13,530
Accounts payable	310	31,735
Amounts due customers	(11,360)	(3,103)
Other current assets and liabilities	22,137	17,204
Other, net	1,200	(143)

Net cash provided by operating activities	91,869	78,133

Investing Activities
Additions to property, plant and equipment	(13,490)	(14,613)
Other, net	17	26

Net cash used in investing activities	(13,473)	(14,587)

Financing Activities
Dividends	(6,701)	-
Net advances from (to) affiliates	(56,213)	(50,194)
Net change in short-term debt	(11,000)	(13,000)

Net cash used in financing activities	(73,914)	(63,194)

Net change in cash and cash equivalents	4,482	352
Cash and cash equivalents at beginning of period	1,440	2,818

Cash and Cash Equivalents at End of Period	$ 5,922	$ 3,170

The accompanying Notes are an integral part of these condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS ENERGEN CORPORATION AND ALABAMA GAS CORPORATION

1. BASIS OF PRESENTATION

The unaudited financial statements and notes should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2003 and 2002, the three months ended December 31, 2001, and the year ended September 30, 2001, included in the 2003 Annual Report of Energen Corporation (the Company) and Alabama Gas Corporation (Alagasco) on Form 10-K. On December 5, 2001, the Board of Directors of the Company approved a change in the Company's fiscal year end from September 30 to December 31, effective January 1, 2002. A transition report was filed on Form 10-Q for the period October 1, 2001, to December 31, 2001. Alagasco is on a September 30 fiscal year for rate-setting purposes (rate year) and reports on a calendar year for the Securities and Exchange Commission and all other financial accounting reporting purposes. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required for complete financial statements. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Company's natural gas distribution business is seasonal in character and influenced by weather conditions. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year.

The quarterly information reflects the application of Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that gains and losses from the sale of certain oil and gas properties and write-downs of certain properties held-for-sale be reported as discontinued operations, with income or loss from operations of the associated properties reported as income or loss from discontinued operations in the current and prior periods. All other adjustments to the unaudited financial statements that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods have been recorded. Such adjustments consisted of normal recurring items. Certain reclassifications were made to conform prior years' financial statements to the current-quarter presentation.

  STOCK-BASED COMPENSATION

The Company adopted the fair value recognition provisions of SFAS No. 123 (as amended), "Accounting for Stock-Based Compensation," prospectively for all stock-based employee compensation effective as of January 1, 2003. Awards under the Company's plan vest over periods ranging from one to four years; therefore, the cost related to stock-based employee compensation included in the determination of net income for the three months ended March 31, 2004 and 2003, approximates that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and diluted and basic earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three months ended March 31,
(in thousands)	2004	2003
Net income
As reported	$ 60,185	$ 54,581
Stock-based compensation expense included in reported net income, net of tax	1,043	682
Stock-based compensation expense determined under fair value based method, net of tax	(916)	(833)
Pro forma	$ 60,312	$ 54,430
Diluted earnings per average common share
As reported	$ 1.65	$ 1.56
Pro forma	$ 1.65	$ 1.55
Basic earnings per average common share
As reported	$ 1.66	$ 1.57
Pro forma	$ 1.67	$ 1.57

3. REGULATORY

All of Alagasco's utility operations are conducted in the state of Alabama. Alagasco is subject to regulation by the APSC which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983. RSE was extended with modifications in 2002, 1996, 1990, 1987 and 1985. On June 10, 2002, the APSC extended Alagasco's rate-setting methodology, RSE, without change, for a six-year period through January 1, 2008. Under the terms of that extension, RSE will continue after January 1, 2008, unless, after notice to the Company and a hearing, the Commission votes to either modify or discontinue its operation. Alagasco's allowed range of return on average equity remains 13.15 percent to 13.65 percent throughout the term of the order, subject to change in the event that the Commission, following a generic rate of return hearing, adjusts the equity returns of all major energy utilities operating under a similar methodology. Under RSE as extended, the APSC conducts quarterly reviews to determine, based on Alagasco's projections and year-to-date performance, whether Alagasco's return on average equity at the end of the rate year will be within the allowed range of 13.15 percent to 13.65 percent. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4 percent of prior-year revenues. As of September 30, 2003, Alagasco had a $3 million reduction in revenues to bring the return on average equity within the allowed range of return. RSE limits the utility's equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor Alagasco's operations and maintenance (O&M) expense. Under the inflation-based cost control measurement established by the APSC, if the percentage change in O&M expense per customer falls within a range of 1.25 points above or below the percentage change in the Consumer Price Index For All Urban Consumers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. The increase in O&M expense per customer was slightly above the index range for the rate year ended September 30, 2003; as a result, the utility returned to customers $0.1 million pre-tax through rate adjustments under the provisions of RSE. An $11.2 million and a $12.7 million annual increase in revenues became effective December 1, 2003 and 2002, respectively, under RSE.

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

4. DERIVATIVE COMMODITY INSTRUMENTS

The Company applies SFAS No. 133 (as amended), "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recognized on the balance sheet and measured at fair value. If a derivative is designated as a cash flow hedge, the Company is required to measure the effectiveness of the hedge, or the degree that the gain (loss) for the hedging instrument offsets the loss (gain) on the hedged item, at each reporting period. The effective portion of the gain or loss on the derivative instrument is recognized in other comprehensive income (OCI) as a component of equity and subsequently reclassified into earnings as operating revenues when the forecasted transaction affects earnings. The ineffective portion of a derivative's change in fair value is required to be recognized in earnings immediately. Derivatives that do not qualify for hedge treatment under SFAS No. 133 must be recorded at fair value with gains or losses recognized in earnings in the period of change.

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

As of March 31, 2004, $32.7 million, net of tax, of deferred net losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified to operating revenues in earnings during the next 12-month period. The actual amounts that will be reclassified to earnings over the next year could vary materially from this amount due to changes in market conditions. Gains and losses on derivative instruments that are not accounted for as cash flow hedges as well as the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges, are included in operating revenues in the consolidated financial statements. For the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges, the Company recorded a $148,000 after-tax gain for the three months ended March 31, 2004. Also, Energen Resources recorded an after-tax loss of $1.4 million for the quarter on contracts which did not meet the definition of cash flow hedges under SFAS No. 133. As of March 31, 2004, the Company had 4.91 billion cubic feet (Bcf) of gas hedges and 270,000 barrels (Bbl) of oil hedges which expire by year-end that did not meet the definition of a cash flow hedge but are considered by the Company to be viable economic hedges. As of March 31, 2004, and December 31, 2003, the Company had $21.8 million and $13.9 million, respectively, included in current and noncurrent deferred income taxes on the consolidated balance sheets related to OCI.

Energen Resources has entered into the following transactions for the remainder of 2004 and subsequent years:

Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2004	12.7 Bcf	$4.77 Mcf	NYMEX Swaps
	18.8 Bcf	$4.30 Mcf	Basin Specific Swaps
	1.8 Bcf	$4.05 - $4.44 Mcf	NYMEX Collars
2005	1.2 Bcf	$3.75 Mcf	NYMEX Swaps
	10.2 Bcf	$4.26 Mcf	Basin Specific Swaps
Oil
2004	1,268 MBbl	$28.39 Bbl	NYMEX Swaps
	916 MBbl	$27.68 Bbl	West Texas Sour (WTS) Swaps
2005	660 MBbl	$30.79 Bbl	NYMEX Swaps
Oil Basis Differential
2004	315 MBbl	*	Basis Swaps
2005	180 MBbl	*	Basis Swaps
Natural Gas Liquids
2004	27.9 MMGal	$0.41 Gal	Liquids Swaps
2005	30.2 MMGal	$0.49 Gal	Liquids Swaps
* Average contract prices not meaningful due to the varying nature of each contract.

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

On December 4, 2000, the APSC authorized Alagasco to engage in energy risk-management activities to manage the utility's cost of gas supply. As required by SFAS No. 133, Alagasco recognizes all derivatives as either assets or liabilities on the balance sheet. Any gains or losses are passed through to customers using the mechanisms of the GSA in compliance with Alagasco's APSC-approved tariff. In accordance with SFAS No. 71, Alagasco had recorded a current regulatory liability of $28.3 million representing the fair value of derivatives as of March 31, 2004. As of December 31, 2003, Alagasco had recorded a current regulatory asset of $0.3 million, a current regulatory liability of $17 million and a noncurrent regulatory liability of $8.7 million representing the fair value of derivatives.

5. RECONCILIATION OF EARNINGS PER SHARE

	Three months ended			Three months ended
(in thousands, except per share amounts)	March 31, 2004			March 31, 2003
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$ 60,185	36,173	$ 1.66	$ 54,581	34,729	$ 1.57
Effect of Dilutive Securities
Long-range performance shares		132			105
Stock options		247			193
Restricted stock		14			7

Diluted EPS	$ 60,185	36,566	$ 1.65	$ 54,581	35,034	$ 1.56

For the three months ended March 31, 2004 and 2003, the Company had no options or shares of non-vested restricted stock that were excluded from the computation of diluted EPS.

6. SEGMENT INFORMATION

The Company principally is engaged in two business segments: the purchase, distribution and sale of natural gas in central and north Alabama (natural gas distribution) and the acquisition, development, exploration and production of oil and gas in the continental United States (oil and gas operations).

	Three months ended
	March 31,
(in thousands)	2004	2003
Operating revenues from continuing operations
Oil and gas operations	$ 96,227	$ 88,519
Natural gas distribution	255,202	221,139
Total	$ 351,429	$ 309,658
Operating income (loss) from continuing operations
Oil and gas operations	$ 44,133	$ 39,175
Natural gas distribution	62,014	57,200
Subtotal	106,147	96,375
Eliminations and corporate expenses	(107)	(255)
Total	$ 106,040	$ 96,120
Other income (expense)
Oil and gas operations	$ (6,930)	$ (7,283)
Natural gas distribution	(3,547)	(3,319)
Subtotal	(10,477)	(10,602)
Eliminations and other	(4)	(189)
Total	$ (10,481)	$ (10,791)
Income from continuing operations before income taxes	$ 95,559	$ 85,329

(in thousands)	March 31, 2004	December 31, 2003
Identifiable assets
Oil and gas operations	$ 967,052	$ 959,815
Natural gas distribution	766,433	797,693
Subtotal	1,733,485	1,757,508
Eliminations and other	106,525	23,924
Total	$ 1,840,010	$ 1,781,432

7. COMPREHENSIVE INCOME (LOSS) Comprehensive income (loss) consisted of the following:
	Three months ended	Three months ended
(in thousands)	March 31, 2004	March 31, 2003

Net Income	$ 60,185	$ 54,581
Other comprehensive income (loss)
Current period change in fair value of derivative instruments, net of tax of ($12.2) million and ($14.5) million	(20,920)	(22,806)
Reclassification adjustment, net of tax of $4.4 million and $10 million	7,101	15,690

Comprehensive Income	$ 46,366	$ 47,465

Accumulated other comprehensive loss consisted of the following:
(in thousands)	March 31, 2004	December 31, 2003

Unrealized loss on hedges, net of tax of ($21.8) million and ($13.9) million	$ (35,533)	$ (21,714)
Minimum pension liability, net of tax of ($4.8) million and ($4.8) million	(8,881)	(8,881)

Accumulated Other Comprehensive Loss	$ (44,414)	$ (30,595)

8. LONG-LIVED ASSETS AND DISCONTINUED OPERATIONS

On January 1, 2002, the Company adopted SFAS No. 144, which retains the previous asset impairment requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," for loss recognition when the carrying value of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In addition, SFAS No. 144 requires that gains and losses on the sale of certain oil and gas properties and write-downs of certain properties held-for-sale be reported as discontinued operations, with income or loss from operations of the associated properties reported as income or loss from discontinued operations. The results of operations for held-for-sale properties are reclassified and reported as discontinued operations for prior periods in accordance with SFAS No. 144. Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. All assets held-for-sale must be reported at the lower of the carrying amount or fair value. Energen Resources had no property sales during the first quarter of 2004. During the three months ended March 31, 2003, Energen Resources recorded a pre-tax writedown to fair value based upon expected market value of $8.2 million on certain non-strategic gas properties located in the Gulf Coast region. These properties were subsequently sold during 2003, for a pre-tax gain of $0.4 million. The pre-tax gain on disposals for the three months ended March 31, 2003, was $9.2 million largely due to sales of properties located in the San Juan Basin.

The following are the results of operations from discontinued operations:

	Three months ended
	March 31,
(in thousands, except per share data)	2004	2003

Oil and gas revenues	$ -	$ 2,721

Pretax income (loss) from discontinued operations	$ 1	$ 1,103
Income tax expense (benefit)	-	430
Income (Loss) From Discontinued Operations	1	673

Impairment charge on held-for-sale property	-	(8,247)
Gain (loss) on disposal	(21)	9,206
Income tax expense (benefit)	(8)	374
Gain (Loss) on Disposal	(13)	585
Total Income (Loss) From Discontinued Operations	$ (12)	$ 1,258

Diluted Earnings Per Average Common Share
Income from Discontinued Operations	$ -	$ 0.02
Gain (Loss) on Disposal	-	0.02
Total Income from Discontinued Operations	$ -	$ 0.04

Basic Earnings Per Average Common Share
Income from Discontinued Operations	$ -	$ 0.02
Gain (Loss) on Disposal	-	0.01
Total Income from Discontinued Operations	$ -	$ 0.03

9. EMPLOYEE BENEFIT PLANS

The components of net pension expense were:

(in thousands)	Plan A		Plan B
	Three Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$ 1,356	$ 989	$ 146	$ 123
Interest cost	1,664	1,660	346	354
Expected long-term return on assets	(1,950)	(1,714)	(522)	(390)
Actuarial loss (gain)	433	157	27	-
Prior service cost amortization	58	58	88	88
Net periodic expense	$ 1,561	$ 1,150	$ 85	$ 175

The Company contributed $773,000 to Plan A assets and $46,000 to Plan B assets through the three months ended March 31, 2004. The Company does not expect to make additional contributions to Plan A or Plan B assets during 2004.

Net periodic post-retirement benefit expense included the following:

(in thousands)	Salaried Employees		Union Employees
	Three Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$ 320	$ 206	$ 119	$ 103
Interest cost	580	511	494	503
Expected long-term return on assets	(380)	(325)	(615)	(525)
Actuarial loss (gain)	-	-	(73)	(71)
Prior service cost amortization	-	-	1	4
Transition amortization	171	171	321	321
Net periodic expense	$ 691	$ 563	$ 247	$ 335

10. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Certain of Alagasco's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $215 million through May 2013. The Company also is committed to purchase minimum quantities of gas at market-related prices or to pay certain costs in the event the minimum quantities are not taken. These purchase commitments are approximately 65.7 billion cubic feet through June 2007.

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

11. REGULATORY ASSETS AND LIABILITIES The following table details regulatory assets and liabilities on the balance sheets:
(in thousands)	March 31, 2004		December 31, 2003
	Current	Noncurrent	Current	Noncurrent
Regulatory assets:
Pension asset	$ -	$ 18,082	$ -	$ 18,082
Risk management activities	-	-	251	-
Total regulatory assets	$ -	$ 18,082	$ 251	$ 18,082

Regulatory liabilities:
Enhanced stability reserve	$ 3,760	$ -	$ 3,481	$ -
Gas supply adjustment	3,485	-	4,903	-
Risk management activities	28,335	-	17,025	8,650
RSE adjustment	969	-	2,619	-
Unbilled service margin	12,366	-	26,118	-
Asset removal costs, net	-	105,743	-	103,727
Other	-	962	-	1,050
Total regulatory liabilities	$ 48,915	$ 106,705	$ 54,146	$ 113,427

12. LONG-TERM DEBT

In March 2004, Alagasco elected to call a total of $30 million of Medium-term Notes maturing January 16, 2006 to December 15, 2023. The call date for the above-referenced notes was April 26, 2004. During the three-months ended June 30, 2004, the Company will record a pre-tax loss on debt extinguishment of $0.9 million for the call premiums and unamortized debt discount.

13. RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD (FASB)

SFAS No. 141,"Business Combinations," requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method and SFAS No. 142,"Goodwill and Other Intangible Assets," establishes guidelines in accounting for goodwill and other intangible assets. The appropriate application of SFAS No. 141 and SFAS No. 142 is being considered to determine whether oil and gas mineral rights should be classified separately as intangible assets on the balance sheet, rather than as a part of oil and gas properties as currently recorded. Although formal guidance for oil and gas companies has not been issued, at the March 2004 Emerging Issues Task Force (EITF) meeting, a consensus was reached that mineral rights related to the mining industry should be accounted for as tangible assets (EITF 04-2). The Board subsequently ratified the consensus and a FASB Staff Position (FSP) was issued in April 2004 to amend SFAS No. 141 and SFAS No. 142 accordingly. The Company will continue to evaluate the impact of the application of these standards as further guidance is provided.

In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106." The revised Statement added additional interim disclosures relating to the net periodic benefit cost of defined benefit pension plans and other postretirement plans effective for interim periods ending after December 15, 2003. The Company has incorporated within this report the additional required disclosures (See Note 9).

On December 8, 2003, President Bush signed into law a bill that expands Medicare, adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. Although the company anticipates that the benefits it pays after 2006 will be lower as a result of the new Medicare provisions, the retiree medical obligations and costs reported do not reflect the impact of this legislation. Deferring the recognition of the new Medicare provisions' impact is permitted by FSP FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," due to open issues related to the new Medicare provisions and a lack of authoritative accounting guidance about certain matters. In March 2004, the FASB proposed FSP FAS 106-b, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which provides more specific authoritative guidance on the accounting for this federal subsidy and that guidance, when finalized, is anticipated to supersede FSP FAS 106-1. The FSP could require changes to previously reported information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Energen's net income totaled $60.2 million ($1.65 per diluted share) for the three months ended March 31, 2004, and compared favorably to net income of $54.6 million ($1.56 per diluted share) recorded in the same period in the prior year. In the first quarter of 2004, Energen's income from continuing operations totaled $60.2 million ($1.65 per diluted share) and compared with income from continuing operations of $53.3 million ($1.52 per diluted share) in the same period a year ago. Energen Resources Corporation, Energen's oil and gas subsidiary, had net income for the three months ended March 31, 2004, of $23.2 million as compared with $20.9 million in the previous period. Energen Resources generated net income from continuing operations of $23.2 million in the current quarter as compared with $19.7 million in the same quarter last year primarily as a result of significantly increased commodity prices for oil and natural gas as well as the impact of higher oil and gas production volumes. Energen's natural gas utility, Alagasco, reported net income of $36.3 million in the first quarter of 2004 as compared to net income of $33.4 million in the same period last year primarily due to increased earnings on a higher level of equity.

Oil and Gas Operations

Revenues from oil and gas operations rose 8.7 percent to $96.2 million for the three months ended March 31, 2004, largely as a result of significantly increased commodity prices and increased gas and oil production volumes. In the current quarter, average gas prices increased 8.9 percent to $4.77 per thousand cubic feet (Mcf), while average oil prices rose 4.4 percent to $27.12 per barrel. Natural gas liquids prices declined 7.2 percent to an average price of $16.55 per barrel. Natural gas production from continuing operations in the first quarter increased 3.5 percent to 13.7 billion cubic feet (Bcf), oil volumes rose 2.7 percent to 874 thousand barrels (MBbl) and natural gas liquids production declined 2.9 percent to 364 MBbl. Natural gas comprised approximately 65 percent of Energen Resources' production for the current quarter.

Energen Resources periodically enters into derivative commodity instruments that qualify as cash flow hedges under Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," to hedge its exposure to price fluctuations on oil, natural gas and natural gas liquids production. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange (NYMEX) and over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. In some contracts, the amount of credit allowed before Energen Resources must post collateral for out-of-the-money hedges varies depending on the credit rating of the Company's debt. In cases where this arrangement exists, generally the Company's credit ratings must be maintained at investment grade status to have available counterparty credit. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions.

Energen Resources has entered into the following transactions for the remainder of 2004 and subsequent years:

Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2004	12.7 Bcf	$4.77 Mcf	NYMEX Swaps
	18.8 Bcf	$4.30 Mcf	Basin Specific Swaps
	1.8 Bcf	$4.05 - $4.44 Mcf	NYMEX Collars
2005	1.2 Bcf	$3.75 Mcf	NYMEX Swaps
	10.2 Bcf	$4.26 Mcf	Basin Specific Swaps
	** 5.9 Bcf	$5.03 Mcf	Basin Specific Swaps
Oil
2004	1,268 MBbl	$28.39 Bbl	NYMEX Swaps
	916 MBbl	$27.68 Bbl	West Texas Sour (WTS) Swaps
2005	660 MBbl	$30.79 Bbl	NYMEX Swaps
	** 240 MBbl	$32.95 Bbl	NYMEX Swaps
	** 240 MBbl	$30.27 Bbl	WTS Swaps
Oil Basis Differential
2004	315 MBbl	*	Basis Swaps
2005	180 MBbl	*	Basis Swaps
	**240 MBbl	*	Basis Swaps
Natural Gas Liquids
2004	27.9 MMGal	$0.41 Gal	Liquids Swaps
2005	30.2 MMGal	$0.49 Gal	Liquids Swaps
* Average contract prices not meaningful due to the varying nature of each contract.
** Contracts entered into subsequent to March 31, 2004.

Realized prices are anticipated to be lower than NYMEX prices due to basis differences and other factors. Production from continuing operations in 2004 is expected to approximate 85.6 Bcfe. The estimated amount of production in 2004 from proved reserves owned at December 31, 2003 is 81.6 Bcfe.

Operations and maintenance (O&M) expense increased $2.3 million for the quarter. Lease operating expenses (excluding production taxes) increased by $1 million for the quarter primarily due to increased drilling activity. Administrative expense rose $1.4 million for the three months in the current quarter largely due to labor related costs. Exploration expense remained stable in quarter comparisons.

Energen Resources' depreciation, depletion and amortization (DD&A) expense for the quarter decreased $0.7 million. The average depletion rate for the three-months ended March 31, 2004, was $0.88 as compared to $0.91 in the same period a year ago largely due to current production in basins with lower DD&A rates.

Energen Resources' expense for taxes other than income taxes primarily reflected production-related taxes that were $1 million higher in the first quarter of 2004 as compared to the same period last year largely due to increased production.

Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. With respect to developed properties, sales may occur as a result of, but not limited to, disposing of non-strategic or marginal assets and accepting offers where the buyer gives greater value to a property than does Energen Resources. The Company is required to reflect gains and losses on the dispositions of these assets, the writedown of certain properties held-for-sale, and income or loss from the operations of the associated held-for-sale properties as discontinued operations under the provisions of SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which was adopted as of January 1, 2002. Energen Resources had no property sales during the first quarter of 2004. In the prior year quarter, Energen Resources recorded a pre-tax gain of $9.2 million from the sale of properties located in the San Juan Basin and a pre-tax writedown of $8.2 million on certain non-strategic gas properties located in the Gulf Coast region, which were subsequently sold in August 2003.

Natural Gas Distribution

Natural gas distribution revenues increased $34.1 million for the quarter largely due to an increase in the commodity cost of gas partially offset by a decrease in weather related sales volumes. For the quarter, weather that was 5 percent warmer than in the same period last year contributed to a 5.9 percent decline in residential sales volumes and a 3.1 percent decrease in small commercial and industrial customer sales volumes. Transportation volumes increased 1.4 percent in period comparisons. Higher commodity gas prices partially offset by decreased gas purchase volumes contributed to a 23.7 percent increase in cost of gas for the quarter. The GSA rider in Alagasco's rate schedule provides for a pass-through of gas price fluctuations to customers without markup. Alagasco's tariff provides a temperature adjustment to certain customers' bills designed to substantially remove the effect of departures from normal temperatures. The temperature adjustment applies primarily to residential, small commercial and small industrial customers.

As discussed more fully in Note 3, Alagasco is subject to regulation by the Alabama Public Service Commission (APSC). On June 10, 2002, the APSC issued an order to extend the Company's rate-setting mechanism. Under the terms of that extension, RSE will continue after January 1, 2008, unless, after notice to the Company and a hearing, the Commission votes to either modify or discontinue its operation.

O&M expense remained stable in the current quarter as increased labor related costs were offset by lower bad debt expense. A 7.7 percent increase in depreciation expense in the current quarter was due to normal growth of the utility's distribution and support systems. Taxes other than income taxes primarily reflected various state and local business taxes as well as payroll-related taxes. State and local business taxes generally are based on gross receipts and fluctuate accordingly.

Non-Operating Items

Interest expense for the Company decreased $0.5 million in the first quarter due to a $32.1 million equity issuance completed in July 2003 which reduced short-term debt, the payment of current maturities of long-term debt of $23 million and reduced short-term borrowings. These reductions in borrowings were partially offset by $50 million of long-term debt issued by Energen in October 2003. In quarter comparisons, income tax expense increased $3.4 million primarily due to higher consolidated pre-tax income.

FINANCIAL POSITION AND LIQUIDITY

Cash flows from operations for the year-to-date were $135.6 million as compared to $105.1 million in the same period last year. Increased net income during the period was augmented by changes in working capital items, which are highly influenced by throughput, changes in weather, and timing of payments. Working capital needs at Alagasco were primarily affected by storage gas inventory and increased gas costs compared to the prior period.

The Company had a net outflow of cash from investing activities of $35 million through the three months ended March 31, 2004, primarily due to additions of property, plant and equipment. Energen Resources invested $21.4 million in capital expenditures primarily related to the development of oil and gas properties. Utility capital expenditures totaled $13.5 million in the year-to-date and primarily represented system distribution expansion and support facilities.

The Company used $14.5 million for financing activities in the year-to-date primarily due to the repayment of borrowings and dividends paid to common stockholders partially offset by proceeds from the issuance of common stock.

A portion of available cash was used on April 26, 2004 to call $30 million of Medium-term Notes maturing January 16, 2006 to December 15, 2023. The Company expects to use the remaining available cash to finance the acquisition of oil and gas properties as discussed below.

FUTURE CAPITAL RESOURCES AND LIQUIDITY

The Company plans to continue to implement its diversified growth strategy that focuses on expanding Energen Resources' oil and gas operations through the acquisition of producing properties with developmental potential while maintaining the strength of the Company's utility foundation. For the five years ended December 31, 2003, Energen's diluted EPS grew at an average compound rate of 21.9 percent a year. Over the next five years, Energen is targeting an average EPS growth rate over each rolling five-year period of approximately 7 to 8 percent a year.

To finance Energen Resources' investment program, the Company expects to utilize short-term credit facilities to supplement internally generated cash flow. The Company may periodically issue long-term debt and equity to replace short-term obligations providing permanent financing. Energen currently has available short-term credit facilities aggregating $267 million to help finance its growth plans and operating needs. As an acquisition company, access to capital is an integral part of the Company's business plan. The Company regularly provides information to corporate rating agencies related to current business activities and future performance expectations. In April 2004, Moody's Investors Service confirmed Energen's debt rating as Baa1 and Alagasco's debt rating as A1. Standard and Poor's last update in October 2003, confirmed Energen's and Alagasco's rating as A- with a stable outlook. While the Company expects to have ongoing access to its short-term credit facilities and the broader long-term markets, continued accessibility could be affected by future economic and business conditions. Energen's management plans to utilize increases in cash flows to help finance Energen Resources' acquisition strategy. In July 2003, the Company completed the issuance of 1,000,000 shares of common stock through the periodic draw-down of shares in a shelf registration. In October 2003, the Company issued $50 million of long-term debt. These proceeds were used for general corporate purposes and to repay a portion of short-term debt incurred to finance the oil and gas property acquisition program of Energen Resources.

In 2004, Energen Resources plans to invest approximately $310 million, including $200 million in property acquisitions, $2 million in related acquisition development, $103 million in other development and approximately $5 million in exploratory activities. As of December 31, 2003, the estimated amount of development of previously identified proved undeveloped reserves was approximately $77 million. Capital investment at Energen Resources in 2005 is expected to approximate $200 million for property acquisitions, $20 million for related acquisition development and $52 million for other development and exploration. Of this $52 million, development of previously identified proved undeveloped reserves is estimated to be $35 million and exploratory exposure is estimated to be $3 million. Energen Resources' capital investment for oil and gas activities over the five-year period ending December 31, 2008 is estimated to be approximately $1.4 billion, with $1 billion for property acquisitions, $200 million for related acquisition development, $200 million for other development and $25 million for exploratory and other activities. During the five year period, Energen Resources anticipates spending approximately $137 million on development of previously identified proved undeveloped reserves and incurring approximately $16 million in exploratory exposure. Energen Resources' continued ability to invest in property acquisitions will be influenced significantly by industry trends, as the producing property acquisition market historically has been cyclical. Notwithstanding the estimated expenditures mentioned above, as an acquisition oriented company, Energen Resources continually evaluates acquisition opportunities which arise in the marketplace and from time to time may pursue acquisitions that meet Energen's acquisition criteria which could result in capital expenditures different than those outlined above. These acquisitions or negotiations to sell, trade or otherwise dispose of properties may alter the aforementioned financing requirements.

Alagasco maintains an investment in storage gas that is expected to average approximately $40 million in 2004 but may vary depending upon the price of natural gas. In March 2004, Alagasco elected to call $30 million of Medium-term Notes maturing January 16, 2006 to December 15, 2023. During 2004 and 2005, Alagasco plans to invest approximately $60 million and $53 million, respectively, in utility capital expenditures for normal distribution and support systems. Over the Company's five-year planning period ending December 31, 2008, Alagasco anticipates capital investments of approximately $275 million. The utility anticipates funding these capital requirements through internally generated capital and the utilization of short-term credit facilities. As a result of drawing on the short-term credit facilities for capital expenditures and the anticipated refinancing of the $30 million recalled debt discussed above, Alagasco may issue up to $80 million in long-term debt during the planning period.

Certain of the Company's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $215 million through May 2013. The Company also is committed to purchase minimum quantities of gas at market-related prices or to pay certain costs in the event the minimum quantities are not taken. These purchase commitments are approximately 65.7 billion cubic feet through June 2007.

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

Recent Pronouncements of the Financial Accounting Standards Board (FASB)

SFAS No. 141,"Business Combinations," requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method and SFAS No. 142,"Goodwill and Other Intangible Assets," establishes guidelines in accounting for goodwill and other intangible assets. The appropriate application of SFAS No. 141 and SFAS No. 142 is being considered to determine whether oil and gas mineral rights should be classified separately as intangible assets on the balance sheet, rather than as a part of oil and gas properties as currently recorded. Although formal guidance for oil and gas companies has not been issued, at the March 2004 Emerging Issues Task Force (EITF) meeting, a consensus was reached that certain mineral rights related to the mining industry should be accounted for as tangible assets (EITF 04-2). The Board subsequently ratified the consensus and a FASB Staff Position (FSP) was issued in April 2004 to amend SFAS No. 141 and SFAS No. 142 accordingly. The Company will continue to evaluate the impact of the application of these standards as further guidance is provided.

In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106." The revised Statement added additional interim disclosures relating to the net periodic benefit cost of defined benefit pension plans and other postretirement plans effective for interim periods ending after December 15, 2003. The Company has incorporated within this report the additional required disclosures (See Note 9).

On December 8, 2003, President Bush signed into law a bill that expands Medicare, adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. Although the company anticipates that the benefits it pays after 2006 will be lower as a result of the new Medicare provisions, the retiree medical obligations and costs reported do not reflect the impact of this legislation. Deferring the recognition of the new Medicare provisions' impact is permitted by FSP FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," due to open issues related to the new Medicare provisions and a lack of authoritative accounting guidance about certain matters. In March 2004, the FASB proposed FSP FAS 106-b, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which provides more specific authoritative guidance on the accounting for this federal subsidy and that guidance, when finalized, is anticipated to supersede FSP FAS 106-1. The FSP could require changes to previously reported information.

Forward-Looking Statements and Risk Factors

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

SELECTED BUSINESS SEGMENT DATA
ENERGEN CORPORATION
(Unaudited)

	Three months ended
	March 31,
(in thousands, except sales price data)	2004	2003

Oil and Gas Operations
Operating revenues from continuing operations
Natural gas	$ 65,476	$ 58,096
Oil	23,687	22,103
Natural gas liquids	6,020	6,676
Other	1,044	1,644
Total	$ 96,227	$ 88,519

Production volumes from continuing operations
Natural gas (MMcf)	13,737	13,267
Oil (MBbl)	874	851
Natural gas liquids (MBbl)	364	375
Production volumes from continuing operations (MMcfe)	21,161	20,620
Total production volumes (MMcfe)	21,161	21,195
Average sales price including effects of hedging
Natural gas (Mcf)	$ 4.77	$ 4.38
Oil (barrel)	$ 27.12	$ 25.97
Natural gas liquids (barrel)	$ 16.55	$ 17.83
Average sales price excluding effects of hedging
Natural gas (Mcf)	$ 5.30	$ 5.81
Oil (barrel)	$ 32.74	$ 31.99
Natural gas liquids (barrel)	$ 20.79	$ 21.83
Other data from continuing operations
Lease operating expense (LOE)
LOE and other	$ 17,830	$ 16,813
Production taxes	8,248	7,247
Total	$ 26,078	$ 24,060
Depreciation, depletion and amortization	$ 19,126	$ 19,810
Capital expenditures	$ 21,444	$ 53,821
Exploration expenditures	$ 48	$ 140
Operating income	$ 44,133	$ 39,175
Natural Gas Distribution
Operating revenues
Residential	$ 176,660	$ 153,939
Commercial and industrial - small	64,601	54,939
Transportation	11,376	11,131
Other	2,565	1,130
Total	$ 255,202	$ 221,139

Gas delivery volumes (MMcf)
Residential	15,109	16,060
Commercial and industrial - small	6,049	6,244
Transportation	14,598	14,393
Total	35,756	36,697

Other data
Depreciation and amortization	$ 9,610	$ 8,925
Capital expenditures	$ 13,811	$ 14,959
Operating income	$ 62,014	$ 57,200

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

Energen Resources periodically enters into derivative commodity instruments that qualify as cash flow hedges under Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," to hedge its exposure to price fluctuations on oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Such instruments include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange and over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. These counterparties have been deemed creditworthy by the Company and have agreed in certain instances to post collateral with the Company when unrealized gains on hedges exceed certain specified contractual amounts. Notwithstanding these agreements, the Company is at risk for economic loss based upon the credit worthiness of its counterparties. In some contracts, the amount of credit allowed before Energen Resources or Alagasco must post collateral for out-of-the-money hedges varies depending on the credit rating of the Company's debt. In cases where this arrangement exists, generally the Company's credit ratings must be maintained at investment grade to have available counterparty credit. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge. The maximum term over which Energen Resources is hedging exposures to the variability of cash flows is through December 31, 2005.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans**

January 1, 2004 through January 31, 2004	-	-	-	-
February 1, 2004 through February 29, 2004	-	-	-	-
March 1, 2004 through March 31, 2004	1,959	$ 41.52	-	1,075,350
Total	1,959	$ 41.52	-	1,075,350

* Acquired in connection with tax withholdings on stock compensation plans.

** By resolution adopted May 24, 1994, and supplemented by a resolution adopted April 26, 2000, the Board of Directors authorized the Company to repurchase up to 1,782,200 shares of the Company's common stock. The resolutions do not have an expiration date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.	At the annual meeting of shareholders held on April 28, 2004, Energen shareholders elected the following Director to serve for a one-year term expiring in 2005:

Director	Votes cast for	Votes withheld
David W. Wilson	28,737,617	654,681

At the annual meeting of shareholders held on April 28, 2004, Energen shareholders elected the following Directors to serve for three-year terms expiring in 2007:

Director	Votes cast for	Votes withheld
Stephen D. Ban	28,861,609	530,689
Julian W. Banton	28,730,076	662,222
T. Michael Goodrich	28,718,502	673,796
Wm. Michael Warren, Jr.	28,856,123	536,175

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

31(a) - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b) - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

b.	Reports on Form 8-K

Form 8-K dated January 28, 2004, reporting Energen and Alagasco issued a press release announcing financial results for the fourth quarter of 2003
SIGNATURES Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGEN CORPORATION
ALABAMA GAS CORPORATION

May 7, 2004	By /s/ Wm. Michael Warren, Jr.
Wm. Michael Warren, Jr.
Chairman, President and Chief Executive
Officer of Energen Corporation, Chairman
and Chief Executive Officer of Alabama
Gas Corporation

May 7, 2004	By /s/ G. C. Ketcham
G. C. Ketcham
Executive Vice President, Chief
Financial Officer and Treasurer of
Energen Corporation and Alabama Gas
Corporation

May 7, 2004	By /s/ Grace B. Carr
Grace B. Carr
Vice President and Controller of Energen
Corporation

May 7, 2004	By /s/ Paula H. Rushing
Paula H. Rushing
Vice President-Finance of Alabama Gas
Corporation

(This page intentionally left blank.)