Form 10-Q
period 2004-09-30
ALABAMA GAS CORP; ENERGEN CORP
filed 2004-11-08
CIK 3146, 277595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549 FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2004
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

Energen Corporation YES X NO ___

Alabama Gas Corporation YES___ NO X

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of November 3, 2004

Energen Corporation	$0.01 par value	36,442,118 shares
Alabama Gas Corporation	$0.01 par value	1,972,052 shares

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS

		Page

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	(a) Consolidated Condensed Statements of Income of Energen Corporation	3
	(b) Consolidated Condensed Balance Sheets of Energen Corporation	4
	(c) Consolidated Condensed Statements of Cash Flows of Energen Corporation	6
	(d) Condensed Statements of Income of Alabama Gas Corporation	7
	(e) Condensed Balance Sheets of Alabama Gas Corporation	8
	(f) Condensed Statements of Cash Flows of Alabama Gas Corporation	10
	(g) Notes to Unaudited Condensed Financial Statements	11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
	Selected Business Segment Data of Energen Corporation	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4.	Controls and Procedures	30

	PART II: OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6.	Exhibits	31

SIGNATURES		32

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
ENERGEN CORPORATION
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2004	2003	2004	2003
Operating Revenues
Oil and gas operations	$ 104,336	$ 87,994	$ 295,996	$ 266,296
Natural gas distribution	62,162	58,147	410,108	373,534
Total operating revenues	166,498	146,141	706,104	639,830

Operating Expenses
Cost of gas	26,545	24,966	205,574	179,045
Operations and maintenance	60,788	50,227	170,179	149,005
Depreciation, depletion and amortization	30,896	29,203	88,559	87,473
Taxes, other than income taxes	15,354	12,389	55,679	47,824
Accretion expense	613	459	1,635	1,419
Total operating expenses	134,196	117,244	521,626	464,766
Operating Income	32,302	28,897	184,478	175,064

Other Income (Expense)
Interest expense	(10,515)	(10,153)	(31,527)	(31,709)
Other income	702	2,289	2,197	7,408
Other expense	(225)	(2,866)	(1,920)	(8,218)
Total other expense	(10,038)	(10,730)	(31,250)	(32,519)

Income From Continuing Operations Before Income Taxes	22,264	18,167	153,228	142,545
Income tax expense	8,532	6,710	57,031	53,305
Income From Continuing Operations	13,732	11,457	96,197	89,240

Discontinued Operations, net of taxes
Income from discontinued operations	-	145	3	966
Gain (loss) on disposal	8	294	(5)	(382)
Income (Loss) From Discontinued Operations	8	439	(2)	584

Net Income	$ 13,740	$11,896	$ 96,195	$ 89,824

Diluted Earnings Per Average Common Share
Continuing operations	$ 0.37	$ 0.32	$ 2.63	$ 2.51
Discontinued operations	-	0.01	-	0.02
Net Income	$ 0.37	$ 0.33	$ 2.63	$ 2.53
Basic Earnings Per Average Common Share
Continuing operations	$ 0.38	$ 0.32	$ 2.66	$ 2.53
Discontinued operations	-	0.01	-	0.02
Net Income	$ 0.38	$ 0.33	$ 2.66	$ 2.55
Dividends Per Common Share	$ 0.1925	$ 0.185	$ 0.5625	$ 0.545
Diluted Average Common Shares Outstanding	36,700	36,261	36,629	35,561
Basic Average Common Shares Outstanding	36,268	35,869	36,224	35,208

The accompanying Notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
ENERGEN CORPORATION
(Unaudited)

(in thousands)	September 30, 2004	December 31, 2003

ASSETS
Current Assets
Cash and cash equivalents	$ 4,511	$ 2,127
Accounts receivable, net of allowance for doubtful accounts of $10,510 at September 30, 2004, and $9,852 at December 31, 2003	118,388	172,915
Inventories, at average cost
Storage gas inventory	60,604	40,654
Materials and supplies	7,675	7,677
Liquified natural gas in storage	3,346	3,475
Deferred income taxes	58,125	38,145
Prepayments and other	76,526	25,073

Total current assets	329,175	290,066

Property, Plant and Equipment
Oil and gas properties, successful efforts method	1,548,350	1,197,340
Less accumulated depreciation, depletion and amortization	360,725	310,368
Oil and gas properties, net	1,187,625	886,972
Utility plant	927,430	883,225
Less accumulated depreciation	365,614	341,787
Utility plant, net	561,816	541,438
Other property, net	5,419	5,041

Total property, plant and equipment, net	1,754,860	1,433,451

Other Assets
Regulatory asset	19,650	18,082
Deferred charges and other	25,775	39,833

Total other assets	45,425	57,915

TOTAL ASSETS	$ 2,129,460	$ 1,781,432

The accompanying Notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
ENERGEN CORPORATION
(Unaudited)

(in thousands, except share data)	September 30, 2004	December 31, 2003

CAPITAL AND LIABILITIES
Current Liabilities
Long-term debt due within one year	$ 10,000	$ 10,000
Notes payable to banks	213,000	11,000
Accounts payable	179,021	135,319
Accrued taxes	32,742	28,551
Customers' deposits	17,584	17,884
Amounts due customers	10,481	8,571
Accrued wages and benefits	26,740	24,957
Regulatory liability	65,761	54,146
Other	52,123	37,303

Total current liabilities	607,452	327,731

Deferred Credits and Other Liabilities
Asset retirement obligation	34,149	26,515
Minimum pension liability	27,757	17,911
Regulatory liability	110,668	113,427
Deferred income taxes	76,803	33,200
Other	24,417	10,774

Total deferred credits and other liabilities	273,794	201,827

Commitments and Contingencies

Capitalization
Preferred stock, cumulative $0.01 par value, 5,000,000 shares authorized	-	-
Common shareholders' equity
Common stock, $0.01 par value; 75,000,000 shares authorized, 36,427,141 shares outstanding at September 30, 2004, and 36,223,531 shares outstanding at December 31, 2003	364	362
Premium on capital stock	376,390	367,765
Capital surplus	2,802	2,802
Retained earnings	435,749	360,001
Accumulated other comprehensive loss, net of tax
Unrealized loss on hedges	(66,110)	(21,714)
Minimum pension liability	(10,237)	(8,881)
Deferred compensation on restricted stock	(2,730)	(1,258)
Deferred compensation plan	24,120	17,063
Treasury stock, at cost (488,727 shares at September 30, 2004, and 415,869 shares at December 31, 2003)	(25,001)	(17,108)
Total common shareholders' equity	735,347	699,032
Long-term debt	512,867	552,842
Total capitalization	1,248,214	1,251,874

TOTAL CAPITAL AND LIABILITIES	$ 2,129,460	$ 1,781,432

The accompanying Notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
ENERGEN CORPORATION
(Unaudited)

Nine months ended September 30, (in thousands)	2004	2003

Operating Activities
Net income	$ 96,195	$ 89,824
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation, depletion and amortization	88,559	88,400
Deferred income taxes	50,783	40,804
Deferred investment tax credits	(308)	(336)
Change in derivative fair value	4,213	748
(Gain) loss on sale of assets	182	(10,059)
Loss on properties held-for-sale	-	10,404
Net change in:
Accounts receivable	32,909	41,558
Inventories	(19,819)	(34,556)
Accounts payable	(16,826)	(25,146)
Amounts due customers	(5,413)	1,026
Other current assets and liabilities	12,107	(16,661)
Other, net	10,648	3,090

Net cash provided by operating activities	253,230	189,096

Investing Activities
Additions to property, plant and equipment	(132,197)	(153,960)
Acquisition	(262,825)	-
Proceeds from sale of assets	134	29,092
Other, net	(2,144)	636

Net cash used in investing activities	(397,032)	(124,232)

Financing Activities
Payment of dividends on common stock	(20,447)	(19,236)
Issuance of common stock	5,216	41,648
Purchase of treasury stock	(510)	(339)
Reduction of long-term debt	(40,073)	(13,000)
Net change in short-term debt	202,000	(74,000)

Net cash provided by (used in) financing activities	146,186	(64,927)

Net change in cash and cash equivalents	2,384	(63)
Cash and cash equivalents at beginning of period	2,127	4,804

Cash and Cash Equivalents at End of Period	$ 4,511	$ 4,741

The accompanying Notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF INCOME
ALABAMA GAS CORPORATION
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Operating Revenues	$ 62,162	$ 58,147	$410,108	$373,534

Operating Expenses
Cost of gas	27,190	25,534	207,073	180,828
Operations and maintenance	29,563	27,657	88,422	84,208
Depreciation	9,985	9,385	29,453	27,532
Income taxes
Current	(9,604)	(10,164)	9,810	9,712
Deferred, net	4,800	5,331	7,878	7,174
Deferred investment tax credits, net	(84)	(112)	(308)	(336)
Taxes, other than income taxes	5,554	5,146	28,701	26,353

Total operating expenses	67,404	62,777	371,029	335,471

Operating Income (Loss)	(5,242)	(4,630)	39,079	38,063

Other Income (Expense)
Allowance for funds used during construction	347	80	1,008	573
Other income	426	897	1,527	3,090
Other expense	(248)	(1,032)	(1,934)	(3,642)

Total other income (expense)	525	(55)	601	21

Interest Charges
Interest on long-term debt	2,462	3,222	8,212	9,697
Other interest expense (income)	566	(126)	2,335	586

Total interest charges	3,028	3,096	10,547	10,283

Net Income (Loss)	$ (7,745)	$ (7,781)	$ 29,133	$ 27,801

The accompanying Notes are an integral part of these condensed financial statements.
CONDENSED BALANCE SHEETS
ALABAMA GAS CORPORATION
(Unaudited)

(in thousands)	September 30, 2004	December 31, 2003

ASSETS
Property, Plant and Equipment
Utility plant	$ 927,430	$ 883,225
Less accumulated depreciation	365,614	341,787

Utility plant, net	561,816	541,438

Other property, net	327	331

Current Assets
Cash and cash equivalents	4,119	1,440
Accounts receivable
Gas	57,546	134,376
Merchandise	1,816	1,210
Other	2,335	1,018
Affiliated companies	771	-
Allowance for doubtful accounts	(9,600)	(9,100)
Inventories, at average cost
Storage gas inventory	60,604	40,654
Materials and supplies	4,408	5,527
Liquified natural gas in storage	3,346	3,475
Deferred income taxes	15,865	17,650
Regulatory asset	1,276	251
Prepayments and other	68,187	22,056

Total current assets	210,673	218,557

Other Assets
Regulatory asset	19,650	18,082
Deferred charges and other	4,491	19,285

Total other assets	24,141	37,367

TOTAL ASSETS	$ 796,957	$ 797,693

The accompanying Notes are an integral part of these condensed financial statements.

CONDENSED BALANCE SHEETS
ALABAMA GAS CORPORATION
(Unaudited)

(in thousands, except share data)	September 30, 2004	December 31, 2003

CAPITAL AND LIABILITIES
Capitalization
Preferred stock, cumulative $0.01 par value, 120,000 shares authorized, issuable in series-$4.70 Series	$ -	$ -
Common shareholder's equity
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,972,052 shares outstanding at September 30, 2004, and December 31, 2003	20	20
Premium on capital stock	31,682	31,682
Capital surplus	2,802	2,802
Retained earnings	224,576	215,869

Total common shareholder's equity	259,080	250,373
Long-term debt	129,460	169,533

Total capitalization	388,540	419,906

Current Liabilities
Long-term debt due within one year	10,000	-
Notes payable to banks	55,000	11,000
Accounts payable	37,764	56,020
Amounts due to affiliates	-	37,290
Accrued taxes	27,517	22,145
Customers' deposits	17,584	17,884
Amounts due customers	10,481	8,571
Accrued wages and benefits	6,980	6,247
Regulatory liability	65,761	54,146
Other	12,452	9,039

Total current liabilities	243,539	222,342

Deferred Credits and Other Liabilities
Deferred income taxes	38,480	32,178
Minimum pension liability	13,026	6,988
Regulatory liability	110,668	113,427
Other	2,704	2,852

Total deferred credits and other liabilities	164,878	155,445

Commitments and Contingencies	-	-

TOTAL CAPITAL AND LIABILITIES	$ 796,957	$ 797,693

The accompanying Notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
ALABAMA GAS CORPORATION
(Unaudited)

Nine months ended September 30, (in thousands)	2004	2003

Operating Activities
Net income	$ 29,133	$ 27,801
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	29,453	27,532
Deferred income taxes, net	7,878	7,174
Deferred investment tax credits	(308)	(336)
Net change in:
Accounts receivable	53,790	39,873
Inventories	(18,702)	(34,950)
Accounts payable	(18,005)	(14,900)
Amounts due customers	(5,413)	1,026
Other current assets and liabilities	5,768	(12,422)
Other, net	6,414	123

Net cash provided by operating activities	90,008	40,921

Investing Activities
Additions to property, plant and equipment	(40,991)	(40,966)
Other, net	(1,778)	307

Net cash used in investing activities	(42,769)	(40,659)

Financing Activities
Dividends	(20,426)	-
Reduction of long-term debt	(30,073)	(5,000)
Net advances from (to) affiliates	(38,061)	18,793
Net change in short-term debt	44,000	(13,000)

Net cash provided by (used in) financing activities	(44,560)	793

Net change in cash and cash equivalents	2,679	1,055
Cash and cash equivalents at beginning of period	1,440	2,818

Cash and Cash Equivalents at End of Period	$ 4,119	$ 3,873

The accompanying Notes are an integral part of these condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS ENERGEN CORPORATION AND ALABAMA GAS CORPORATION

1. BASIS OF PRESENTATION

The unaudited financial statements and notes should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2003 and 2002, the three months ended December 31, 2001, and the year ended September 30, 2001, included in the 2003 Annual Report of Energen Corporation (the Company) and Alabama Gas Corporation (Alagasco) on Form 10-K. On December 5, 2001, the Board of Directors of the Company approved a change in the Company's fiscal year end from September 30 to December 31, effective January 1, 2002. A transition report was filed on Form 10-Q for the period October 1, 2001 to December 31, 2001. Alagasco has a September 30 fiscal year for rate-setting purposes (rate year) and reports on a calendar year for the Securities and Exchange Commission and all other financial accounting reporting purposes. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required for complete financial statements. The year-end consolidated condensed balance sheet data included in the interim report was derived from audited financial statements but does not include all annual disclosures required by accounting principles generally accepted in the United States of America. The Company's natural gas distribution business is seasonal in character and influenced by weather conditions. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year.

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

2. STOCK-BASED COMPENSATION

The Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," prospectively for all stock-based employee compensation effective as of January 1, 2003. Awards under the Company's plan vest over periods ranging from one to four years. The cost related to stock-based employee compensation included in the determination of net income for the three months and nine months ended September 30, 2004 and 2003, approximates that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and diluted and basic earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2004	2003	2004	2003
Net income
As reported	$ 13,740	$11,896	$ 96,195	$89,824
Stock-based compensation expense included in reported net income, net of tax	1,853	857	4,397	2,216
Stock-based compensation expense determined under fair value based method, net of tax	(1,319)	(960)	(3,369)	(2,336)
Pro forma	$ 14,274	$ 11,793	$ 97,223	$89,704
Diluted earnings per average common share
As reported	$ 0.37	$ 0.33	$ 2.63	$ 2.53
Pro forma	$ 0.39	$ 0.33	$ 2.65	$ 2.52
Basic earnings per average common share
As reported	$ 0.38	$ 0.33	$ 2.66	$ 2.55
Pro forma	$ 0.39	$ 0.33	$ 2.68	$ 2.55

3. REGULATORY

All of Alagasco's utility operations are conducted in the state of Alabama. Alagasco is subject to regulation by the Alabama Public Service Commission (APSC) which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983. RSE was extended with modifications in 2002, 1996, 1990, 1987 and 1985. On June 10, 2002, the APSC extended Alagasco's rate-setting methodology, RSE, without change, for a six-year period through January 1, 2008. Under the terms of that extension, RSE will continue after January 1, 2008, unless, after notice to the Company and a hearing, the Commission votes to either modify or discontinue its operation. Alagasco's allowed range of return on average equity remains 13.15 percent to 13.65 percent throughout the term of the order, subject to change in the event that the Commission, following a generic rate of return hearing, adjusts the equity returns of all major energy utilities operating under a similar methodology. Under RSE as extended, the APSC conducts quarterly reviews to determine, based on Alagasco's projections and year-to-date performance, whether Alagasco's return on average equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4 percent of prior-year revenues. As of September 30, 2003, Alagasco had a $3 million reduction in revenues to bring the return on average equity within the allowed range of return. RSE limits the utility's equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor Alagasco's operations and maintenance (O&M) expense. Under an inflation-based cost control measurement established by the APSC, if the percentage change in O&M expense per customer falls within a range of 1.25 points above or below the percentage change in the Consumer Price Index For All Urban Consumers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. The increase in O&M expense per customer was above the index range for the rate years ended September 30, 2004 and 2003; as a result, the utility returned to customers $1.2 million and $0.1 million, respectively, pre-tax through rate adjustments under the provisions of RSE. An $11.2 million and a $12.7 million annual increase in revenues became effective December 1, 2003 and 2002, respectively, under RSE.

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

4. DERIVATIVE COMMODITY INSTRUMENTS

Energen Resources Corporation, Energen's oil and gas subsidiary, periodically enters into derivative commodity instruments that qualify as cash flow hedges under SFAS No. 133," Accounting for Derivative Instruments and Hedging Activities," to hedge its exposure to price fluctuations on oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Such instruments typically include over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. In some contracts, the amount of credit allowed before collateral must be posted for out-of-the-money hedges varies depending on the credit rating of the Company.

Energen Resources applies SFAS No. 133 which requires all derivatives to be recognized on the balance sheet and measured at fair value. If a derivative is designated as a cash flow hedge, the effectiveness of the hedge, or the degree that the gain (loss) for the hedging instrument offsets the loss (gain) on the hedged item, is measured at each reporting period. The effective portion of the gain or loss on the derivative instrument is recognized in other comprehensive income (OCI) as a component of equity and subsequently reclassified into earnings as operating revenues when the forecasted transaction affects earnings. The ineffective portion of a derivative's change in fair value is required to be recognized in earnings immediately. Derivatives that do not qualify for hedge treatment under SFAS No. 133 must be recorded at fair value with gains or losses recognized in earnings in the period of change.

As of September 30, 2004, $55.4 million, net of tax, of deferred net losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified to operating revenues in earnings during the next 12-month period. The actual amounts that will be reclassified to earnings over the next year could vary materially from this amount due to changes in market conditions. Gains and losses on derivative instruments that are not accounted for as cash flow hedges as well as the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges, are included in operating revenues in the consolidated financial statements. For the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges, the Company recorded a $166,000 after-tax loss for the three months ended September 30, 2004, and a $350,000 after-tax loss year-to-date. Also, Energen Resources recorded an after-tax loss of $695,000 for the quarter and a $3.3 million after-tax loss year-to-date on contracts that did not meet the definition of cash flow hedges under SFAS No. 133. As of September 30, 2004, the Company had 3.13 billion cubic feet (Bcf) of gas hedges that expire in the fourth quarter of 2004, 0.21 Bcf of gas hedges that expire in the first quarter of 2005 and 90,000 barrels (Bbl) of oil hedges that expire in the fourth quarter of 2004 that did not meet the definition of a cash flow hedge but are considered by the Company to be viable economic hedges. As of September 30, 2004, and December 31, 2003, the Company had $40.5 million and $13.9 million, respectively, included in current and noncurrent deferred income taxes on the consolidated balance sheets related to OCI.

On September 27, 2004, Moody's Investors Service downgraded the debt rating of Energen to Baa2 senior unsecured from Baa1 and confirmed the debt rating of Alagasco as A1 senior unsecured. As a result, the Company posted collateral payments with a certain counterparty in the amount of $1.2 million for the nine months ended September 30, 2004.

Energen Resources has entered into the following transactions for the remainder of 2004 and subsequent years:
Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2004	5.2 Bcf	$5.09 Mcf	NYMEX Swaps
	6.3 Bcf	$4.30 Mcf	Basin Specific Swaps
	0.6 Bcf	$4.05 - $4.44 Mcf	NYMEX Collars
2005	18.1 Bcf	$5.99 Mcf	NYMEX Swaps
	17.3 Bcf	$4.63 Mcf	Basin Specific Swaps
Natural Gas Basis Differential
2005	1.6 Bcf	*	Basis Swaps
Oil
2004	357 MBbl	$28.38 Bbl	NYMEX Swaps
	350 MBbl	$27.70 Bbl	West Texas Sour (WTS) Swaps
2005	1,538 MBbl	$33.05 Bbl	NYMEX Swaps
	720 MBbl	$31.17 Bbl	WTS Swaps
2006	360 MBbl	$37.12 Bbl	NYMEX Swaps
Oil Basis Differential
2004	105 MBbl	*	Basis Swaps
2005	1,003 MBbl	*	Basis Swaps
Natural Gas Liquids
2004	9.3 MMGal	$0.41 Gal	Liquids Swaps
2005	30.2 MMGal	$0.49 Gal	Liquids Swaps
2006	30.2 MMGal	$0.56 Gal	Liquids Swaps
* Average contract prices not meaningful due to the varying nature of each contract.

All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness in hedging the exposure to the hedged transaction's variability in cash flows attributable to the hedged risk will be assessed. Both at the inception of the hedge and on an ongoing basis, the Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company discontinues hedge accounting if a derivative has ceased to be a highly effective hedge. The maximum term over which Energen Resources has hedged exposures to the variability of cash flows is through December 31, 2006.

On December 4, 2000, the APSC authorized Alagasco to engage in energy risk-management activities to manage the utility's cost of gas supply. As required by SFAS No. 133, Alagasco recognizes all derivatives as either assets or liabilities on the balance sheet with a corresponding regulatory asset or liability. Any gains or losses are passed through to customers using the mechanisms of the GSA in compliance with Alagasco's APSC-approved tariff. In accordance with SFAS No. 71, Alagasco recorded a $56.3 million gain as a regulatory liability with a corresponding asset in prepayments and other of $56.3 million representing the fair value of derivatives as of September 30, 2004. Alagasco recorded a current regulatory asset of $0.3 million, a current regulatory liability of $17 million and a noncurrent regulatory liability of $8.7 million representing the fair value of derivatives as of December 31, 2003.

5. RECONCILIATION OF EARNINGS PER SHARE

	Three months ended			Three months ended
(in thousands, except per share amounts)	September 30, 2004			September 30, 2003
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$ 13,740	36,268	$ 0.38	$11,896	35,869	$ 0.33
Effect of Dilutive Securities
Long-range performance shares		156			139
Stock options		254			241
Restricted stock		22			12

Diluted EPS	$ 13,740	36,700	$ 0.37	$11,896	36,261	$ 0.33

	Nine months ended			Nine months ended
(in thousands, except per share amounts)	September 30, 2004			September 30, 2003
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$ 96,195	36,224	$ 2.66	$89,824	35,208	$ 2.55
Effect of Dilutive Securities
Long-range performance shares		142			132
Stock options		232			212
Restricted stock		31			9

Diluted EPS	$ 96,195	36,629	$ 2.63	$89,824	35,561	$ 2.53

For the three months and nine months ended September 30, 2004 and 2003, the Company had no options or shares of non-vested restricted stock that were excluded from the computation of diluted EPS.

6. SEGMENT INFORMATION

The Company principally is engaged in two business segments: the purchase, distribution and sale of natural gas in central and north Alabama (natural gas distribution) and the acquisition, development, exploration and production of oil and gas in the continental United States (oil and gas operations).

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Operating revenues from continuing operations
Oil and gas operations	$104,981	$ 88,562	$297,495	$268,079
Natural gas distribution	62,162	58,147	410,108	373,534
Eliminations and other	(645)	(568)	(1,499)	(1,783)
Total	$166,498	$ 146,141	$706,104	$639,830
Operating income (loss) from continuing operations
Oil and gas operations	$ 42,673	$ 38,958	$128,553	$121,649
Natural gas distribution	(10,130)	(9,575)	56,459	54,613
Eliminations and corporate expenses	(241)	(486)	(534)	(1,198)
Total	$ 32,302	$ 28,897	$184,478	$175,064
Other income (expense)
Oil and gas operations	$ (7,607)	$ (7,042)	$(21,385)	$(21,392)
Natural gas distribution	(2,503)	(3,151)	(9,946)	(10,262)
Eliminations and other	72	(537)	81	(865)
Total	$ (10,038)	$ (10,730)	$(31,250)	$(32,519)
Income from continuing operations before income taxes	$ 22,264	$ 18,167	$153,228	$142,545

(in thousands)	September 30, 2004	December 31, 2003
Identifiable assets
Oil and gas operations	$ 1,308,054	$ 959,815
Natural gas distribution	796,186	797,693
Subtotal	2,104,240	1,757,508
Eliminations and other	25,220	23,924
Total	$ 2,129,460	$ 1,781,432

7. COMPREHENSIVE INCOME (LOSS) Comprehensive income (loss) consisted of the following:
	Three months ended	Three months ended
(in thousands)	September 30, 2004	September 30, 2003

Net Income	$ 13,740	$ 11,896
Other comprehensive income (loss)
Current period change in fair value of derivative instruments, net of tax of ($23.6) million and $7.8 million	(38,585)	12,190
Reclassification adjustment, net of tax of $8.2 million and $4.3 million	13,307	6,659
Minimum pension liability, net of tax of ($0.7) million and ($2.4) million	(1,356)	(4,540)

Comprehensive Income (Loss)	$ (12,894)	$ 26,205

	Nine months ended	Nine months ended
(in thousands)	September 30, 2004	September 30, 2003

Net Income	$ 96,195	$89,824
Other comprehensive income (loss)
Current period change in fair value of derivative instruments, net of tax of ($46.4) million and ($21.1) million	(76,623)	(32,972)
Reclassification adjustment, net of tax of $19.8 million and $18.8 million	32,227	29,357
Minimum pension liability, net of tax of ($0.7) million and ($2.4) million	(1,356)	(4,540)

Comprehensive Income	$ 50,443	$ 81,669

Accumulated other comprehensive loss consisted of the following:
(in thousands)	September 30, 2004		December 31, 2003

Unrealized loss on hedges, net of tax of ($40.5) million and ($13.9) million	$ (66,110)		$ (21,714)
Minimum pension liability, net of tax of ($5.5) million and ($4.8) million	(10,237)		(8,881)

Accumulated Other Comprehensive Loss	$ (76,347)		$ (30,595)

8. LONG-LIVED ASSETS AND DISCONTINUED OPERATIONS

On January 1, 2002, the Company adopted SFAS No. 144, which retains the previous asset impairment requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," for loss recognition when the carrying value of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In addition, SFAS No. 144 requires that gains and losses on the sale of certain oil and gas properties and write-downs of certain properties held-for-sale be reported as discontinued operations, with income or loss from operations of the associated properties reported as income or loss from discontinued operations. The results of operations for held-for-sale properties are reclassified and reported as discontinued operations for prior periods in accordance with SFAS No. 144. Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. All assets held-for-sale must be reported at the lower of the carrying amount or fair value. Energen Resources had no property sales during the third quarter of 2004 or the year-to-date ended September 30, 2004. During the nine months ended September 30, 2003, Energen Resources recorded a pre-tax writedown to fair value based upon expected market value of $10.4 million on certain non-strategic gas properties located in the Gulf Coast region. These properties were sold during the third quarter of 2003 for a pre-tax gain of $0.4 million. The pre-tax gain on disposals for the three months ended September 30, 2003, was $0.5 million and $9.8 million for the nine months ended September 30, 2003, largely due to sales of properties located in the San Juan Basin.

The following are the results of operations from discontinued operations:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2004	2003	2004	2003

Oil and gas revenues	$ 1	$ 63	$ 3	$ 3,577

Pretax income from discontinued operations	$ 1	$ 238	$ 5	$ 1,583
Income tax expense	1	93	2	617
Income From Discontinued Operations	-	145	3	966

Impairment charge on held-for-sale property	-	-	-	(10,404)
Gain (loss) on disposal	13	481	(8)	9,778
Income tax benefit (expense)	5	187	(3)	(244)
Gain (Loss) on Disposal	8	294	(5)	(382)

Total Income (Loss) From Discontinued Operations	$ 8	$ 439	$ (2)	$ 584

Diluted Earnings Per Average Common Share
Income from Discontinued Operations	$ -	$ -	$ -	$ 0.03
Loss on Disposal	-	0.01	-	(0.01)
Total Income from Discontinued Operations	$ -	$ 0.01	$ -	$ 0.02

Basic Earnings Per Average Common Share
Income from Discontinued Operations	$ -	$ -	$ -	$ 0.03
Loss on Disposal	-	0.01	-	(0.01)
Total Income from Discontinued Operations	$ -	$ 0.01	$ -	$ 0.02

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

The components of net pension expense were:

(in thousands)	Plan A		Plan B
	Three Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$ 1,356	$ 989	$ 146	$ 123
Interest cost	1,664	1,660	346	354
Expected long-term return on assets	(1,950)	(1,714)	(522)	(390)
Actuarial loss	433	157	27	-
Prior service cost amortization	58	58	88	88
Net periodic expense	$ 1,561	$ 1,150	$ 85	$ 175

(in thousands)	Plan A		Plan B
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$ 4,068	$ 2,967	$ 438	$ 369
Interest cost	4,992	4,980	1,038	1,062
Expected long-term return on assets	(5,850)	(5,142)	(1,566)	(1,170)
Actuarial loss	1,299	471	81	-
Prior service cost amortization	174	174	264	264
Net periodic expense	$ 4,683	$ 3,450	$ 255	$ 525

In January 2004, the Company contributed $773,000 to Plan A assets and $46,000 to Plan B assets. The Company may make additional discretionary contributions to Plan A of approximately $20.6 million and approximately $1.1 million to Plan B during the remainder of 2004.

Net periodic post-retirement benefit expense included the following:

(in thousands)	Salaried Employees		Union Employees
	Three Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$ 349	$ 206	$ 130	$ 103
Interest cost	572	511	463	503
Expected long-term return on assets	(433)	(325)	(699)	(525)
Actuarial loss (gain)	-	-	(134)	(71)
Prior service cost amortization	-	-	1	4
Transition amortization	171	171	321	321
Net periodic expense	$ 659	$ 563	$ 82	$ 335

(in thousands)	Salaried Employees		Union Employees
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$ 990	$ 618	$ 368	$ 309
Interest cost	1,732	1,533	1,450	1,509
Expected long-term return on assets	(1,194)	(975)	(1,928)	(1,575)
Actuarial loss (gain)	-	-	(280)	(213)
Prior service cost amortization	-	-	3	12
Transition amortization	512	513	963	963
Net periodic expense	$ 2,040	$ 1,689	$ 576	$ 1,005

For the three and nine months ended September 30, 2004, the Company made contributions aggregating $1.4 million and $3.3 million, respectively, to the post-retirement plans. The Company may make additional contributions of approximately $0.9 million through the remainder of 2004.

10. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Certain of Alagasco's long-term contracts for the supply, storage and delivery of natural gas include fixed charges that amount to approximately $197 million through May 2013. Alagasco is committed to purchase minimum quantities of gas at market-related prices or to pay certain costs in the event the minimum quantities are not taken. These purchase commitments are approximately 46.5 Bcf through February 2007.

Alagasco purchases gas as an agent for certain of its large commercial and industrial customers. Alagasco has in certain instances provided guarantees to the sellers in order to facilitate these agency purchases. Liabilities existing for gas delivered to customers subject to these guarantees are included in the consolidated balance sheet. In the event the customer for whom the guarantee was entered fails to take delivery of the gas, Alagasco can sell such gas for the customer, with the customer liable for any resulting loss. Although the substantial majority of purchases under these guarantees are for the customers' current monthly consumption and are at current market prices, in some instances, the purchases are for an extended term at a fixed price. At September 30, 2004, the fixed price purchases under these guarantees had a maximum term outstanding through September 2005 and an aggregate purchase price of $9.4 million with a market value of $10.2 million.

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

Environmental Matters: Various environmental laws and regulations apply to the operations of Energen Resources and Alagasco. Historically, the cost of environmental compliance has not materially affected the Company's financial position and results of operations and is not expected to do so in the future; however, new regulations, enforcement policies, claims for damages or other events could result in significant unanticipated costs.

Environmental compliance costs, including ongoing maintenance, monitoring and similar costs, are expensed as incurred. Environmental remediation costs are accrued when remedial efforts are probable and the cost can be reasonably estimated.

The State of New Mexico has recently issued new regulations related to below-grade storage pits. Such pits are used to temporarily hold produced fluids until they can be disposed of permanently. Under the new regulations, the storage pits must be constructed with secondary containment and leak detection, and all such pits will require an annual certification attesting to the fact that the storage pits do not leak. To comply with the new regulation, in the current year-to-date, the Company has capitalized $0.5 million as part of the Company's recent acquisition of properties in the San Juan Basin and expensed $1.6 million which was recorded in lease operating expenses. The Company does not anticipate any further remediation charges related to the new regulations.

Alagasco is in the chain of title of nine former manufactured gas plant sites (four of which it still owns) and five manufactured gas distribution sites (one of which it still owns). An investigation of the sites does not indicate the present need for remediation activities. Management expects that, should remediation of any such sites be required in the future, Alagasco's share, if any, of such costs will not materially affect the results of operations or financial condition of Alagasco.

11. REGULATORY ASSETS AND LIABILITIES The following table details regulatory assets and liabilities on the balance sheets:
(in thousands)	September 30, 2004		December 31, 2003
	Current	Noncurrent	Current	Noncurrent
Regulatory assets:
Pension asset	$ -	$ 19,650	$ -	$ 18,082
Gas supply adjustment	1,276	-	-	-
Risk management activities	-	-	251	-
Total regulatory assets	$ 1,276	$ 19,650	$ 251	$ 18,082

Regulatory liabilities:
Enhanced stability reserve	$ 3,662	$ -	$ 3,481	$ -
Gas supply adjustment	-	-	4,903	-
Risk management activities	56,305	-	17,025	8,650
RSE adjustment	1,294	-	2,619	-
Unbilled service margin	4,500	-	26,118	-
Asset removal costs, net	-	109,864	-	103,727
Other	-	804	-	1,050
Total regulatory liabilities	$ 65,761	$ 110,668	$ 54,146	$ 113,427

12. LONG-TERM DEBT AND SHORT-TERM CREDIT LINES

In April 2004, Alagasco elected to call a total of $30 million of Medium-Term Notes maturing January 16, 2006 to December 15, 2023. During the second quarter of 2004, the Company recorded a pre-tax loss on debt extinguishment of $0.9 million for the call premiums and unamortized issuance costs.

All of the Company's debt is unsecured. The Company is in compliance with the covenants under the various long-term debt agreements. Except as discussed below, debt covenants address routine matters such as timely payment of principal and interest, maintenance of corporate existence and restrictions on liens. Payments with respect to Alagasco's 6.25% Notes and 6.75% Notes are insured by Ambac Assurance Corporation. Under the insurance agreement, Alagasco agreed that it will not dispose of distribution plant assets if, after such disposition, its distribution plant will be less than $200 million. Alagasco's distribution plant exceeded $200 million at September 30, 2004 and December 31, 2003. In addition, $300 million of the Company's outstanding debt is subject to a cross default provision under Energen's Indenture dated September 1, 1996 with The Bank of New York as Trustee. In the event Alagasco or Energen Resources had a debt default of more than $10 million it would also be considered an event of default by Energen under the 1996 Indenture. In July 2004, Energen and Alagasco increased their short-term credit lines available for working capital needs to $287 million. Alagasco has been authorized by the APSC to borrow up to a total of $100 million of these available short-term credit lines.

On September 27, 2004, Moody's Investors Service downgraded the debt rating of Energen to Baa2 senior unsecured from Baa1 and confirmed the debt rating of Alagasco as A1 senior unsecured.

13. RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD (FASB)

SFAS No. 141, "Business Combinations," requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method and SFAS No. 142, "Goodwill and Other Intangible Assets," establishes guidelines in accounting for goodwill and other intangible assets. The appropriate applications of SFAS No. 141 and SFAS No. 142 were considered to determine whether oil and gas mineral rights should be classified separately as intangible assets on the balance sheet, rather than as a part of oil and gas properties as currently recorded. In September 2004, the Board issued FASB Staff Position (FSP) No. 142-2, "Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Producing Entities," which excluded oil and gas companies; therefore, the Company will continue to report lease rights as tangible assets on the balance sheet.

On December 8, 2003, President Bush signed into law a bill that expands Medicare, adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. Deferring recognition of the Medicare impact was permitted by FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FASB superseded FSP 106-1 with the issuance of FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," in May 2004, which provided more specific authoritative guidance on the accounting for this federal subsidy. The Company adopted FSP 106-2 during the third quarter of 2004 and reduced its annual non-cash postretirement health expense by approximately $170,000 and its accumulated postretirement benefit obligation by $3.4 million. The adoption of FSP 106-2 does not require changes to previously reported information.

14. ACQUISITION OF OIL AND GAS PROPERTIES

On August 2, 2004, Energen Resources completed a purchase of San Juan Basin coalbed methane properties from SG Interests I, LTD. for an estimated $263 million. The effective date of the acquisition was August 1, 2004. Energen Resources acquired an estimated 240 Bcfe of proved natural gas and natural gas liquids reserves. Approximately 51 percent of the proved reserves are estimated to be behind pipe and undeveloped. The Company estimates that approximately 80 percent of the acquisition reserves are gas with natural gas liquids comprising the balance. Energen used its short-term credit facilities and internally generated cash flows to finance the acquisition. Currently, the Company is evaluating certain title issues related to properties not included in the estimated acquisition price of $263 million. The resolution of these issues may result in up to approximately $10 million additional acquisition cost.

Summarized below are the consolidated results of operations for the nine months ended September 30, 2004 and 2003, on an unaudited pro forma basis as if the purchase of assets had occurred at the beginning of the period presented. The pro forma information is based on the Company's consolidated results of operations for the nine months ended September 30, 2004 and 2003, and on the data provided by the seller. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor are they indicative of results of the future operations of the combined enterprises.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2004	2003	2004	2003

Operating revenues	$ 168,262	$ 150,834	$ 718,450	$ 653,910
Net income	$ 13,855	$ 12,190	$ 96,999	$ 90,707
Diluted earnings per average common share	$ 0.38	$ 0.34	$ 2.65	$ 2.55
Basic earnings per average common share	$ 0.38	$ 0.34	$ 2.68	$ 2.58

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Energen's net income totaled $13.7 million ($0.37 per diluted share) for the three months ended September 30, 2004, and compared favorably to net income of $11.9 million ($0.33 per diluted share) recorded in the same period in the prior year. In the third quarter of 2004, Energen's income from continuing operations totaled $13.7 million ($0.37 per diluted share) and compared with income from continuing operations of $11.5 million ($0.32 per diluted share) in the same period a year ago. Income from discontinued operations for the current-year period was minimal as compared with a gain of $0.4 million ($0.02 per diluted share) from the prior-year third quarter. Energen Resources Corporation, Energen's oil and gas subsidiary, had net income for the three months ended September 30, 2004, of $21.7 million compared with $20.3 million in the previous period. Energen Resources generated net income from continuing operations of $21.7 million in the current quarter as compared with $19.9 million in the same quarter last year as higher commodity prices and increased production were partially offset by increased lease operating expenses and increased administrative expenses. Energen's natural gas utility, Alagasco, reported a net loss of $7.7 million in the third quarter of 2004 as compared to a net loss of $7.8 million in the same period last year. The utility historically records a net loss in the third quarter when the heating load is at its lowest level of the year.

For the 2004 year-to-date, Energen's net income totaled $96.2 million ($2.63 per diluted share) and compared favorably to net income of $89.8 million ($2.53 per diluted share) for the same period in the prior year. For the nine months ended September 30, 2004, Energen's income from continuing operations totaled $96.2 million ($2.63 per diluted share) and compared with $89.2 million ($2.51 per diluted share) in the same period a year ago. Discontinued operations generated a minimal loss in the current year-to-date period as compared with income from discontinued operations of $584,000 ($0.02 per diluted share) in the same period a year ago. Energen Resources had net income for the nine months ended September 30, 2004, of $66.7 million as compared with $62.7 million in the previous period. Energen Resources generated income from continuing operations of $66.7 million in the current year-to-date as compared with $62.1 million in the same period last year for the same reasons as indicated for the quarter variance explanation. Alagasco's net income of $29.1 million in the current year-to-date increased from net income of $27.8 million in the same period in the previous year reflecting the utility's ability to earn on a higher level of equity.

Oil and Gas Operations

Revenues from oil and gas operations rose 18.6 percent to $104.3 million for the three months ended September 30, 2004, and 11.2 percent to $296 million in the year-to-date, largely as a result of increased commodity prices and higher production volumes. In the current quarter, average gas prices increased 11.7 percent to $4.77 per thousand cubic feet (Mcf), while average oil prices rose 13.7 percent to $28.76 per barrel. Natural gas liquids prices increased 31.6 percent to an average price of $0.50 per gallon. In the year-to-date, average gas prices increased 10.7 percent to $4.76 per Mcf, average oil prices rose 7.1 percent to $27.47 per barrel and natural gas liquids prices increased 15.8 percent to an average price of $0.44 per gallon.

Production increased primarily in the San Juan and Black Warrior Basins largely as a result of additional drilling of coalbed methane wells. Increases in the San Juan Basin also included volumes related to the purchase of San Juan Basin coalbed methane properties from SG Interests I, LTD. for approximately $263 million. The effective date of the acquisition was August 1, 2004. Energen Resources acquired an estimated 240 Bcfe of proved natural gas and natural gas liquids reserves.

Natural gas production from continuing operations in the third quarter rose 5 percent to 14.7 billion cubic feet (Bcf), oil volumes increased 1.9 percent to 854 thousand barrels (MBbl) and natural gas liquids production increased 9.6 percent to 18.2 million gallons (MMgal). For the year-to-date, natural gas production increased 1.6 percent to 42.1 Bcf and oil production remained relatively stable at 2,558 MBbl. Natural gas liquids production rose 1.6 percent to 50.3 MMgal. Natural gas comprised approximately 65 percent of Energen Resources' production for the current quarter and the year-to-date.

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

Energen Resources has entered into the following transactions for the remainder of 2004 and subsequent years:
Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2004	5.2 Bcf	$5.09 Mcf	NYMEX Swaps
	6.3 Bcf	$4.30 Mcf	Basin Specific Swaps
	0.6 Bcf	$4.05 - $4.44 Mcf	NYMEX Collars
2005	18.1 Bcf	$5.99 Mcf	NYMEX Swaps
	17.3 Bcf	$4.63 Mcf	Basin Specific Swaps
	** 3.1 Bcf	$7.00 Mcf	Basin Specific Swaps
Natural Gas Basis Differential
2005	1.6 Bcf	*	Basis Swaps
Oil
2004	357 MBbl	$28.38 Bbl	NYMEX Swaps
	350 MBbl	$27.70 Bbl	West Texas Sour (WTS) Swaps
2005	1,538 MBbl	$33.05 Bbl	NYMEX Swaps
	720 MBbl	$31.17 Bbl	WTS Swaps
2006	360 MBbl	$37.12 Bbl	NYMEX Swaps
Oil Basis Differential
2004	105 MBbl	*	Basis Swaps
2005	1,003 MBbl	*	Basis Swaps
Natural Gas Liquids
2004	9.3 MMGal	$0.41 Gal	Liquids Swaps
2005	30.2 MMGal	$0.49 Gal	Liquids Swaps
2006	30.2 MMGal	$0.56 Gal	Liquids Swaps
* Average contract prices not meaningful due to the varying nature of each contract. ** Contracts entered into subsequent to September 30, 2004.

Realized prices are anticipated to be lower than New York Mercantile Exchange (NYMEX) prices due to basis differences and other factors.

Operations and maintenance (O&M) expense increased $8.9 million for the quarter and $17.6 million in the year-to-date. Lease operating expenses (excluding production taxes) increased by $5.4 million for the quarter and $10.3 million year-to-date primarily due to increased workover and maintenance expenses, costs associated with new regulatory requirements (see Note 10), and the timing of ad valorem taxes. Administrative expense rose $2.3 million for the three months in the current quarter and $6.5 million in the year-to-date primarily due to labor related costs. Exploration expense was higher by $1 million in the third quarter and by $0.9 million in year-to-date comparisons.

Energen Resources' depreciation, depletion and amortization (DD&A) expense for the quarter increased $1.1 million and declined $0.8 million in the year-to-date. The average depletion rate for the current quarter was $0.91 per mcfe, unchanged from the same period a year ago. DD&A expense increased largely due to increased production in quarter comparisons. For the nine months ended September 30, 2004, the average depletion rate was $0.89 per mcfe as compared to $0.91 per mcfe in the same period a year ago largely due to increased production in basins with lower DD&A rates and decreased DD&A rates driven by increased commodity prices as compared to the previous year.

Energen Resources' expense for taxes other than income taxes primarily reflected production-related taxes that were $2.8 million higher this quarter and $5.6 million higher for the year-to-date largely due to increased commodity market prices.

Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. With respect to developed properties, sales may occur as a result of, but not limited to, disposing of non-strategic or marginal assets and accepting offers where the buyer gives greater value to a property than does Energen Resources. The Company is required to reflect gains and losses on the dispositions of these assets, the writedown of certain properties held-for-sale, and income or loss from the operations of the associated held-for-sale properties as discontinued operations under the provisions of SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which was adopted as of January 1, 2002. Energen Resources had no property sales during the current quarter or year-to-date ended September 30, 2004. During the nine months ended September 30, 2003, Energen Resources recorded a pre-tax writedown of $10.4 million on certain non-strategic gas properties located in the Gulf Coast region. These properties were subsequently sold in August 2003 for a pre-tax gain of $0.4 million. In the previous third quarter the Company recorded a pre-tax gain on disposals of $0.5 million and $9.8 million for the nine months ended September 30, 2003, largely due to sales of properties located in the San Juan Basin.

Natural Gas Distribution

Natural gas distribution revenues increased $4 million for the quarter largely due to an increase in the commodity cost of gas. For the quarter, weather was comparable with the previous period. Residential sales volumes declined 3.1 percent while small commercial and industrial customer sales volumes decreased 3.4 percent. Transportation volumes decreased 4.9 percent in period comparisons. Revenues for the year-to-date increased $36.6 million primarily due to an increase in commodity gas costs partially offset by a decrease in weather related sales volumes. Weather that was 2.2 percent warmer than in the same period last year contributed to a 5 percent decline in residential sales volumes and a 1.5 percent decrease in small commercial and industrial customer sales volumes. Large transportation volumes decreased 2.5 percent. Utility gas costs include commodity cost, risk management gains and losses and the provisions of the GSA rider. Higher gas costs partially offset by decreased gas purchase volumes contributed to a 6.5 percent increase in cost of gas for the quarter and a 14.5 percent increase year-to-date. The GSA rider in Alagasco's rate schedule provides for a pass-through of gas price fluctuations to customers without markup. Alagasco's tariff provides a temperature adjustment to certain customers' bills designed to substantially remove the effect of departures from normal temperatures. The temperature adjustment applies primarily to residential, small commercial and small industrial customers.

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

O&M expense increased 6.9 percent in the current quarter and 5 percent in the year-to-date primarily due to increased labor related costs. A 6.4 percent increase in depreciation expense in the current quarter and a 7 percent increase in the year-to-date was due to normal replacement of the utility's distribution and support systems. Taxes other than income taxes primarily reflected various state and local business taxes as well as payroll-related taxes. State and local business taxes generally are based on gross receipts and fluctuate accordingly.

Non-Operating Items

Interest expense for the Company increased $0.4 million in the third quarter and remained stable in the year-to-date. In quarter comparisons, increased short-term borrowings due to the acquisition of San Juan Basin coalbed methane properties and the $50 million of long-term debt issued by Energen in October 2003 were partially offset by the payment of current maturities of long-term debt and the election to call $30 million of Medium-Term Notes in April 2004 by Alagasco. In year-to-date comparisons, interest expense was reduced by the payment of current maturities of long-term debt, the election to call the Medium-Term Notes and a $32.1 million equity issuance completed in July 2003, which reduced short-term debt. These reductions were offset by increased short-term borrowings due to the acquisition mentioned above, $50 million of long-term debt issued in October 2003 and a $0.9 million pre-tax loss on debt extinguishment for the call premiums and unamortized debt issuance costs from the aforementioned Medium-Term Notes. In the current quarter income tax expense increased $1.8 million and was $3.7 million higher in year-to-date comparisons largely due to higher consolidated pre-tax income.

FINANCIAL POSITION AND LIQUIDITY

Cash flows from operations for the year-to-date were $253.2 million as compared to $189.1 million in the same period last year. Increased net income during the period was augmented by changes in working capital items, which are highly influenced by throughput, changes in weather, and timing of payments. Working capital needs at Alagasco were primarily affected by storage gas inventory and increased gas costs compared to the prior period.

The Company had a net outflow of cash from investing activities of $397 million through the nine months ended September 30, 2004, primarily due to additions of property, plant and equipment. Energen Resources invested $354 million in capital expenditures primarily related to the acquisition and development of oil and gas properties. On August 2, 2004, Energen Resources completed a purchase of San Juan Basin coalbed methane properties from SG Interests I, LTD. for approximately $263 million. Approximately 51 percent of the proved acquisition reserves are estimated to be behind pipe and undeveloped. The Company estimates that approximately 80 percent of these reserves are gas with natural gas liquids comprising the balance. Utility capital expenditures totaled $41 million in the year-to-date and primarily represented system distribution expansion and support facilities.

The Company provided $146.2 million from financing activities in the year-to-date primarily due to the increase in short-term borrowings largely due to the San Juan Basin coalbed methane acquisition. Also influencing financing activities were the proceeds from the issuance of common stock partially offset by Alagasco's election to call $30 million of Medium-Term Notes in April 2004 and dividends paid to common stockholders.

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

Energen Resources' capital investment for oil and gas activities over a five-year planning period ending December 31, 2008, is estimated to be approximately $1.5 billion, with $1.1 billion for property acquisitions, $133 million for related acquisition development, $221 million for other development and $25 million for exploratory and other activities. To finance Energen Resources' investment program, the Company expects primarily to utilize short-term credit facilities to supplement internally generated cash flow. The Company plans to issue $100 million in long-term debt in the near-term planning period to repay amounts drawn on short-term credit facilities for capital expenditures. The Company may also periodically issue equity to replace short-term obligations, enhance liquidity and provide for long-term financing. Energen has available short-term credit facilities aggregating $287 million to help finance its growth plans and operating needs.

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

In 2004, Energen Resources plans to invest approximately $395 million in capital expenditures, including $263 million for the acquisition of San Juan Basin coalbed methane properties, as more fully described in Note 14, $6 million in related acquisition development, $119 million in other development and approximately $7 million in exploratory activities. As of December 31, 2003, the estimated amount of development of previously identified proved undeveloped reserves was approximately $77 million. Capital investment at Energen Resources in 2005 is expected to approximate $200 million for property acquisitions, $25 million for related acquisition development and $52 million for other development and exploration. Of this $52 million, development of previously identified proved undeveloped reserves is estimated to be $35 million and exploratory exposure is estimated to be $3 million.

Energen Resources currently expects production to approximate 87.5 Bcfe and 93 Bcfe for 2004 and 2005, respectively. The Company's most recent estimate of production attributable to already owned proved reserves was prepared as of December 31, 2003. Production from proved reserves owned as of December 31, 2003, was estimated as 81.6 Bcfe and 77 Bcfe for 2004 and 2005, respectively.

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

Alagasco maintains an investment in storage gas that is expected to average approximately $38 million in 2004 but may vary depending upon the price of natural gas. In April 2004, Alagasco called $30 million of Medium-Term Notes maturing January 16, 2006 to December 15, 2023. During 2004 and 2005, Alagasco plans to invest approximately $58 million and $60 million, respectively, in utility capital expenditures for normal distribution and support systems. Over the Company's five-year planning period ending December 31, 2008, Alagasco anticipates capital investments of approximately $280 million. The utility anticipates funding these capital requirements through internally generated capital and the utilization of short-term credit facilities. Alagasco may issue up to $80 million in long-term debt in the near-term planning period to repay amounts drawn on short-term credit facilities for capital expenditures and the anticipated refinancing of the $30 million recalled debt discussed above. Alagasco also may refinance existing long-term debt.

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

Access to capital is an integral part of the Company's business plan. The Company regularly provides information to corporate rating agencies related to current business activities and future performance expectations. These agencies have recently evaluated the business and financial profiles of the Company in light of the announcement of the aforementioned coalbed methane gas acquisition and a continued business strategy that focuses on expanding the oil and gas operations through the acquisition of properties. In June 2004, Standard and Poor's confirmed its credit rating for Energen and Alagasco as A- and revised its outlook from stable to negative. On September 27, 2004, Moody's Investors Service downgraded the debt rating of Energen to Baa2 senior unsecured from Baa1 and confirmed the debt rating of Alagasco as A1 senior unsecured. While the Company expects to have ongoing access to its short-term credit facilities and the broader long-term markets, continued accessibility could be affected by future economic and business conditions.

On October 25, 2004, President Bush signed into law the American Jobs Creation Act of 2004. A provision of the Act includes an income tax deduction for income from domestic production activities of Energen Resources beginning in 2005. The Company is currently evaluating the impact of this recent tax legislation.

Contractual Cash Obligations and Other Commitments

In the course of ordinary business activities, Energen enters into a variety of contractual cash obligations and other commitments. The following table summarizes the Company's significant contractual cash obligations, other than hedging contracts as of September 30, 2004.

	Payments Due before December 31,
(in thousands)	Total	2004	2005 & 2006	2007 & 2008	2009 & Thereafter

Short-term cash obligations	$213,000	$213,000	$ -	$ -	$ -
Long-term cash obligations (1)	522,867	-	25,000	22,000	475,867
Purchase obligations (2)	197,151	13,412	95,273	79,317	9,149
Capital lease obligations	-	-	-	-	-
Operating leases	43,110	876	6,208	4,862	31,164
Total contractual cash obligations	$976,128	$227,288	$126,481	$106,179	$516,180

(1) Long-term cash obligations include $1.6 million of unamortized debt discounts as of September 30, 2004.

(2) Certain of the Company's long-term gas procurement contracts for the supply, storage and delivery of natural gas include fixed charges of approximately $197 million through May 2013. The Company also is committed to purchase minimum quantities of gas at market-related prices or to pay certain costs in the event the minimum quantities are not taken. These purchase commitments are approximately 46.5 Bcf through February 2007.

Recent Pronouncements of the Financial Accounting Standards Board (FASB)

SFAS No. 141, "Business Combinations," requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method and SFAS No. 142, "Goodwill and Other Intangible Assets," establishes guidelines in accounting for goodwill and other intangible assets. The appropriate applications of SFAS No. 141 and SFAS No. 142 were considered to determine whether oil and gas mineral rights should be classified separately as intangible assets on the balance sheet, rather than as a part of oil and gas properties as currently recorded. In September 2004, the Board issued FASB Staff Position (FSP) No. 142-2, "Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Producing Entities," which excluded oil and gas companies; therefore, the Company will continue to report lease rights as tangible assets on the balance sheet.

On December 8, 2003, President Bush signed into law a bill that expands Medicare, adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. Deferring recognition of the Medicare impact was permitted by FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FASB superseded FSP 106-1 with the issuance of FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," in May 2004, which provided more specific authoritative guidance on the accounting for this federal subsidy. The Company adopted FSP 106-2 during the third quarter of 2004 and reduced its annual non-cash postretirement health expense by approximately $170,000 and its accumulated postretirement benefit obligation by $3.4 million. The adoption of FSP 106-2 does not require changes to previously reported information.

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

SELECTED BUSINESS SEGMENT DATA
ENERGEN CORPORATION
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except sales price data)	2004	2003	2004	2003

Oil and Gas Operations
Operating revenues from continuing operations
Natural gas	$ 69,900	$ 59,627	$ 200,784	$ 178,162
Oil	24,553	21,213	70,266	65,119
Natural gas liquids	9,065	6,245	22,220	18,896
Other	818	909	2,726	4,119
Total	$ 104,336	$ 87,994	$ 295,996	$ 266,296

Production volumes from continuing operations
Natural gas (MMcf)	14,657	13,954	42,148	41,469
Oil (MBbl)	854	838	2,558	2,539
Natural gas liquids (MMgal)	18.2	16.6	50.3	49.5
Production volumes from continuing operations (MMcfe)	22,374	21,352	64,684	63,779
Total production volumes (MMcfe)	22,374	21,359	64,684	64,513
Average sales price including effects of hedging
Natural gas (Mcf)	$ 4.77	$ 4.27	$ 4.76	$ 4.30
Oil (barrel)	$ 28.76	$ 25.30	$ 27.47	$ 25.64
Natural gas liquids (gallon)	$ 0.50	$ 0.38	$ 0.44	$ 0.38
Average sales price excluding effects of hedging
Natural gas (Mcf)	$ 5.44	$ 4.79	$ 5.45	$ 5.16
Oil (barrel)	$ 40.82	$ 28.51	$ 36.40	$ 29.38
Natural gas liquids (gallon)	$ 0.63	$ 0.41	$ 0.55	$ 0.43
Other data from continuing operations
Lease operating expense (LOE)
LOE and other	$ 22,076	$ 16,666	$ 58,351	$ 48,008
Production taxes	$ 9,576	$ 6,764	$ 26,287	$ 20,721
Total	$ 31,652	$ 23,430	$ 84,638	$ 68,729
Depreciation, depletion and amortization	$ 20,911	$ 19,818	$ 59,106	$ 59,941
Capital expenditures	$ 288,585	$ 31,972	$ 359,993	$ 112,994
Exploration expenditures	$ 1,807	$ 802	$ 1,907	$ 980
Operating income	$ 42,673	$ 38,958	$ 128,553	$ 121,649
Natural Gas Distribution
Operating revenues
Residential	$ 33,860	$ 32,997	$ 267,164	$ 246,382
Commercial and industrial - small	18,516	17,844	107,692	97,556
Transportation	8,838	8,264	29,316	28,062
Other	948	(958)	5,936	1,534
Total	$ 62,162	$ 58,147	$ 410,108	$ 373,534

Gas delivery volumes (MMcf)
Residential	1,874	1,934	20,743	21,851
Commercial and industrial - small	1,570	1,625	9,845	9,998
Transportation	12,790	13,449	40,571	41,627
Total	16,234	17,008	71,159	73,476
Other data
Depreciation and amortization	$ 9,985	$ 9,385	$ 29,453	$ 27,532
Capital expenditures	$ 11,869	$ 13,177	$ 42,090	$ 42,158
Operating income (loss)	$ (10,130)	$ (9,575)	$ 56,459	$ 54,613

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

Energen Resources periodically enters into derivative commodity instruments that qualify as cash flow hedges under Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," to hedge its exposure to price fluctuations on oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Such instruments typically include over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. These counterparties have been deemed creditworthy by the Company and have agreed in certain instances to post collateral with the Company when unrealized gains on hedges exceed certain specified contractual amounts. Notwithstanding these agreements, the Company is at risk for economic loss based upon the creditworthiness of its counterparties. In some contracts, the amount of credit allowed before collateral must be posted for out-of-the-money hedges varies depending on the credit rating of the Company. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge. The maximum term over which Energen Resources is hedging exposures to the variability of cash flows is through December 31, 2006.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans**

July 1, 2004 through July 31, 2004	-	-	-	-
August 1, 2004 through August 31, 2004	-	-	-	-
September 1, 2004 through September 30, 2004	288	$ 52.88	-	1,075,350
Total	288	$ 52.88	-	1,075,350

* Acquired in connection with tax withholdings on stock compensation plans.

** By resolution adopted May 24, 1994, and supplemented by a resolution adopted April 26, 2000, the Board of Directors authorized the Company to repurchase up to 1,782,200 shares of the Company's common stock. The resolutions do not have an expiration date.

ITEM 6. EXHIBITS

Exhibits

10(a) - Form of Stock Option Agreement under the Energen Corporation 1997 Stock Incentive Plan

10(b) - Form of Restricted Stock Agreement under the Energen Corporation 1997 Stock Incentive Plan

10(c) - Form of Performance Share Award under the Energen Corporation 1997 Stock Incentive Plan

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

ENERGEN CORPORATION
ALABAMA GAS CORPORATION

November 5, 2004	By /s/ Wm. Michael Warren, Jr.
Wm. Michael Warren, Jr.
Chairman, President and Chief Executive Officer of Energen Corporation, Chairman and Chief Executive Officer of Alabama Gas Corporation

November 5, 2004	By /s/ G. C. Ketcham
G. C. Ketcham
Executive Vice President, Chief
Financial Officer and Treasurer of
Energen Corporation and Alabama Gas
Corporation

November 5, 2004	By /s/ Grace B. Carr
Grace B. Carr
Vice President and Controller of Energen Corporation

November 5, 2004	By /s/ Paula H. Rushing
Paula H. Rushing
Vice President-Finance of Alabama Gas Corporation

(This page intentionally left blank.)