Form 10-Q
period 2005-03-31
ALABAMA GAS CORP; ENERGEN CORP
filed 2005-05-09
CIK 3146, 277595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549 FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Energen Corporation YES X NO ___

Alabama Gas Corporation YES___ NO X

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of May 2, 2005

Energen Corporation	$0.01 par value	36,636,813 shares
Alabama Gas Corporation	$0.01 par value	1,972,052 shares

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

TABLE OF CONTENTS

		Page

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	(a) Consolidated Condensed Statements of Income of Energen Corporation	3
	(b) Consolidated Condensed Balance Sheets of Energen Corporation	4
	(c) Consolidated Condensed Statements of Cash Flows of Energen Corporation	6
	(d) Condensed Statements of Income of Alabama Gas Corporation	7
	(e) Condensed Balance Sheets of Alabama Gas Corporation	8
	(f) Condensed Statements of Cash Flows of Alabama Gas Corporation	10
	(g) Notes to Unaudited Condensed Financial Statements	11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
	Selected Business Segment Data of Energen Corporation	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4.	Controls and Procedures	30

	PART II: OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 6.	Exhibits	31

SIGNATURES		32

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
ENERGEN CORPORATION
(Unaudited)

	Three months ended
	March 31,
(in thousands, except per share data)	2005	2004

Operating Revenues
Oil and gas operations	$ 102,880	$ 96,080
Natural gas distribution	258,128	255,202

Total operating revenues	361,008	351,282

Operating Expenses
Cost of gas	136,855	138,738
Operations and maintenance	60,407	53,122
Depreciation, depletion and amortization	31,425	28,684
Taxes, other than income taxes	26,550	24,266
Accretion expense	643	490

Total operating expenses	255,880	245,300

Operating Income	105,128	105,982

Other Income (Expense)
Interest expense	(11,670)	(10,318)
Other income	353	862
Other expense	(268)	(1,025)

Total other expense	(11,585)	(10,481)

Income From Continuing Operations Before Income Taxes	93,543	95,501
Income tax expense	34,602	35,340

Income From Continuing Operations	58,941	60,161

Discontinued Operations, net of taxes
Income (loss) from discontinued operations	(18)	37
Gain (loss) on disposal	123	(13)

Income From Discontinued Operations	105	24

Net Income	$ 59,046	$ 60,185

Diluted Earnings Per Average Common Share*
Continuing operations	$ 1.60	$ 1.65
Discontinued operations	-	-

Net Income	$ 1.60	$ 1.65

Basic Earnings Per Average Common Share*
Continuing operations	$ 1.62	$ 1.66
Discontinued operations	-	-

Net Income	$ 1.62	$ 1.66

Dividends Per Common Share*	$ 0.20	$ 0.185

Diluted Average Common Shares Outstanding*	36,828	36,566

Basic Average Common Shares Outstanding*	36,476	36,173

*Share and per share data have not been restated to reflect a 2-for-1 stock split payable June 1, 2005 (see Note 15)

The accompanying notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
ENERGEN CORPORATION
(Unaudited)

(in thousands)	March 31, 2005	December 31, 2004

ASSETS
Current Assets
Cash and cash equivalents	$ 50,283	$ 4,489
Accounts receivable, net of allowance for doubtful accounts of $10,585 at March 31, 2005, and $10,472 at December 31, 2004	196,084	217,360
Inventories, at average cost
Storage gas inventory	28,240	51,093
Materials and supplies	9,078	7,843
Liquified natural gas in storage	3,391	3,688
Deferred income taxes	68,452	36,285
Prepayments and other	27,611	29,150

Total current assets	383,139	349,908

Property, Plant and Equipment
Oil and gas properties, successful efforts method	1,623,952	1,591,119
Less accumulated depreciation, depletion and amortization	403,641	381,734

Oil and gas properties, net	1,220,311	1,209,385

Utility plant	956,547	941,862
Less accumulated depreciation	381,675	373,589

Utility plant, net	574,872	568,273

Other property, net	5,365	5,401

Total property, plant and equipment, net	1,800,548	1,783,059

Other Assets
Regulatory asset	19,650	19,650
Deferred charges and other	30,612	29,122

Total other assets	50,262	48,772

TOTAL ASSETS	$ 2,233,949	$ 2,181,739

The accompanying notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
ENERGEN CORPORATION
(Unaudited)

(in thousands, except share and per share data)	March 31, 2005	December 31, 2004

CAPITAL AND LIABILITIES
Current Liabilities
Long-term debt due within one year	$ 10,000	$ 10,000
Notes payable to banks	-	135,000
Accounts payable	233,428	159,871
Accrued taxes	48,648	34,541
Customers' deposits	20,167	19,549
Amounts due customers	-	10,363
Accrued wages and benefits	24,918	28,941
Regulatory liability	57,501	47,060
Other	52,326	53,293

Total current liabilities	446,988	498,618

Deferred Credits and Other Liabilities
Asset retirement obligation	35,426	34,841
Minimum pension liability	14,831	14,216
Regulatory liability	113,787	111,928
Deferred income taxes	104,036	95,417
Other	27,193	10,162

Total deferred credits and other liabilities	295,273	266,564

Commitments and Contingencies

Capitalization
Preferred stock, cumulative $0.01 par value, 5,000,000 shares authorized	-	-
Common shareholders' equity*
Common stock, $0.01 par value; 75,000,000 shares authorized, 36,640,447 shares outstanding at March 31, 2005, and 36,582,979 shares outstanding at December 31, 2004	366	366
Premium on capital stock	386,086	380,965
Capital surplus	2,802	2,802
Retained earnings	511,716	459,992
Accumulated other comprehensive loss, net of tax
Unrealized loss on hedges	(85,909)	(25,466)
Minimum pension liability	(11,864)	(11,864)
Deferred compensation on restricted stock	(3,508)	(2,675)
Deferred compensation plan	35,121	28,919
Treasury stock, at cost* (543,913 shares at March 31, 2005, and 500,476 shares at December 31, 2004)	(36,017)	(29,373)

Total shareholders' equity	798,793	803,666
Long-term debt	692,895	612,891

Total capitalization	1,491,688	1,416,557

TOTAL CAPITAL AND LIABILITIES	$ 2,233,949	$ 2,181,739

*Share and per share data have not been restated to reflect a 2-for-1 stock split payable June 1, 2005 (see Note 15)

The accompanying notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
ENERGEN CORPORATION
(Unaudited)

Three months ended March 31, (in thousands)	2005	2004

Operating Activities
Net income	$ 59,046	$ 60,185
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation, depletion and amortization	31,453	28,736
Deferred income taxes	13,492	12,777
Deferred investment tax credits	-	(112)
Change in derivative fair value	16,987	2,532
(Gain) loss on sale of assets	(307)	78
Net change in:
Accounts receivable	11,261	11,336
Inventories	21,915	23,575
Accounts payable	(24,161)	(15,804)
Amounts due customers	6,582	(11,360)
Other current assets and liabilities	13,331	21,781
Other, net	4,756	1,859

Net cash provided by operating activities	154,355	135,583

Investing Activities
Additions to property, plant and equipment	(54,372)	(34,934)
Proceeds from sale of assets	8,677	-
Other, net	(325)	(81)

Net cash used in investing activities	(46,020)	(35,015)

Financing Activities
Payment of dividends on common stock	(7,322)	(6,719)
Issuance of common stock	2,629	3,522
Purchase of treasury stock	(961)	(300)
Reduction of long-term debt	(30)	-
Proceeds from issuance of long-term debt	80,000	-
Debt issuance costs	(1,857)	-
Net change in short-term debt	(135,000)	(11,000)

Net cash used in financing activities	(62,541)	(14,497)

Net change in cash and cash equivalents	45,794	86,071
Cash and cash equivalents at beginning of period	4,489	2,127

Cash and Cash Equivalents at End of Period	$ 50,283	$ 88,198

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF INCOME
ALABAMA GAS CORPORATION
(Unaudited)
	Three months ended
	March 31,
(in thousands)	2005	2004

Operating Revenues	$ 258,128	$ 255,202

Operating Expenses
Cost of gas	137,376	139,206
Operations and maintenance	27,826	28,597
Depreciation and amortization	10,413	9,610
Income taxes
Current	25,266	20,802
Deferred, net	(1,467)	1,458
Deferred investment tax credits, net	-	(112)
Taxes, other than income taxes	16,109	15,775

Total operating expenses	215,523	215,336

Operating Income	42,605	39,866

Other Income (Expense)
Allowance for funds used during construction	185	300
Other income	221	704
Other expense	(265)	(1,016)

Total other income (expense)	141	(12)

Interest Charges
Interest on long-term debt	3,413	2,987
Other interest expense	329	548

Total interest charges	3,742	3,535

Net Income	$ 39,004	$ 36,319

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED BALANCE SHEETS
ALABAMA GAS CORPORATION
(Unaudited)

(in thousands)	March 31, 2005	December 31, 2004

ASSETS
Property, Plant and Equipment
Utility plant	$ 956,547	$ 941,862
Less accumulated depreciation	381,675	373,589

Utility plant, net	574,872	568,273

Other property, net	173	325

Current Assets
Cash and cash equivalents	48,678	3,467
Accounts receivable
Gas	125,953	142,736
Other	5,054	11,952
Affiliated companies	18,915	2,190
Allowance for doubtful accounts	(9,800)	(9,600)
Inventories, at average cost
Storage gas inventory	28,240	51,093
Materials and supplies	4,479	4,281
Liquified natural gas in storage	3,391	3,688
Deferred income taxes	15,960	15,233
Prepayments and other	21,517	21,901

Total current assets	262,387	246,941

Other Assets
Regulatory asset	19,650	19,650
Deferred charges and other	6,326	4,558

Total other assets	25,976	24,208

TOTAL ASSETS	$ 863,408	$ 839,747

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED BALANCE SHEETS
ALABAMA GAS CORPORATION
(Unaudited)

(in thousands, except share data)	March 31, 2005	December 31, 2004

CAPITAL AND LIABILITIES
Capitalization
Preferred stock, cumulative $0.01 par value, 120,000 shares authorized	$ -	$ -
Common shareholder's equity
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,972,052 shares outstanding at March 31, 2005, and December 31, 2004	20	20
Premium on capital stock	31,682	31,682
Capital surplus	2,802	2,802
Retained earnings	255,201	223,515

Total common shareholder's equity	289,705	258,019
Long-term debt	209,420	129,450

Total capitalization	499,125	387,469

Current Liabilities
Long-term debt due within one year	10,000	10,000
Notes payable to banks	-	82,000
Accounts payable	51,958	81,591
Accrued taxes	49,957	27,410
Customers' deposits	20,167	19,549
Amounts due customers	-	10,363
Accrued wages and benefits	7,260	7,724
Regulatory liability	57,501	47,060
Other	11,153	11,906

Total current liabilities	207,996	297,603

Deferred Credits and Other Liabilities
Deferred income taxes	39,336	40,070
Minimum pension liability	276	-
Regulatory liability	113,787	111,928
Other	2,888	2,677

Total deferred credits and other liabilities	156,287	154,675

Commitments and Contingencies	-	-

TOTAL CAPITAL AND LIABILITIES	$ 863,408	$ 839,747

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
ALABAMA GAS CORPORATION
(Unaudited)

Three months ended March 31, (in thousands)	2005	2004

Operating Activities
Net income	$ 39,004	$ 36,319
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	10,413	9,610
Deferred income taxes, net	(1,467)	1,458
Deferred investment tax credits	-	(112)
Net change in:
Accounts receivable	13,867	7,815
Inventories	22,952	24,492
Accounts payable	(29,633)	310
Amounts due customers	6,582	(11,360)
Other current assets and liabilities	24,546	22,137
Other, net	1,700	1,200

Net cash provided by operating activities	87,964	91,869

Investing Activities
Additions to property, plant and equipment	(14,590)	(13,490)
Other, net	(393)	17

Net cash used in investing activities	(14,983)	(13,473)

Financing Activities
Dividends	(7,318)	(6,701)
Reduction of long-term debt	(30)	-
Proceeds from issuance of long-term debt	80,000	-
Debt issuance costs	(1,697)	-
Net advances to affiliates	(16,725)	(56,213)
Net change in short-term debt	(82,000)	(11,000)

Net cash used in financing activities	(27,770)	(73,914)

Net change in cash and cash equivalents	45,211	4,482
Cash and cash equivalents at beginning of period	3,467	1,440

Cash and Cash Equivalents at End of Period	$ 48,678	$ 5,922

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS ENERGEN CORPORATION AND ALABAMA GAS CORPORATION

1. BASIS OF PRESENTATION

The unaudited financial statements and notes should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2004, 2003 and 2002 included in the 2004 Annual Report of Energen Corporation (the Company) and Alabama Gas Corporation (Alagasco) on Form 10-K. Alagasco has a September 30 fiscal year for rate-setting purposes (rate year) and reports on a calendar year for the Securities and Exchange Commission and all other financial accounting reporting purposes. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required for complete financial statements. The year-end consolidated condensed balance sheet data included in the interim report was derived from audited financial statements but does not include all annual disclosures required by accounting principles generally accepted in the United States of America. The Company's natural gas distribution business is seasonal in character and influenced by weather conditions. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year.

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

  STOCK-BASED COMPENSATION

The Company adopted the fair value recognition provisions of SFAS No. 123 (as amended), "Accounting for Stock-Based Compensation," prospectively for all stock-based employee compensation effective as of January 1, 2003. Awards under the Company's plan vest over periods ranging from one to six years. The cost related to stock-based employee compensation included in the determination of net income for the three months ended March 31, 2005 and 2004, approximates that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and diluted and basic earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three months ended March 31,
(in thousands)	2005	2004
Net income
As reported	$ 59,046	$ 60,185
Stock-based compensation expense included in reported net income, net of tax	1,768	1,043
Stock-based compensation expense determined under fair value based method, net of tax	(1,442)	(916)
Pro forma	$ 59,372	$ 60,312
Diluted earnings per average common share*
As reported	$ 1.60	$ 1.65
Pro forma	$ 1.61	$ 1.65
Basic earnings per average common share*
As reported	$ 1.62	$ 1.66
Pro forma	$ 1.63	$ 1.67

*Share and per share data have not been restated to reflect a 2-for-1 stock split payable June 1, 2005 (see Note 15)

3. REGULATORY

All of Alagasco's utility operations are conducted in the state of Alabama. Alagasco is subject to regulation by the Alabama Public Service Commission (APSC) which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983. RSE was extended with modifications in 2002, 1996, 1990, 1987 and 1985. On June 10, 2002, the APSC extended Alagasco's rate-setting methodology, RSE, without change, for a six-year period through January 1, 2008. Under the terms of that extension, RSE will continue after January 1, 2008, unless, after notice to the Company and a hearing, the Commission votes to either modify or discontinue its operation. Alagasco is on a September 30 fiscal year for rate-setting purposes (rate year) and reports on a calendar year for the Securities and Exchange Commission and all other financial accounting reporting purposes. Alagasco's allowed range of return on average equity remains 13.15 percent to 13.65 percent throughout the term of the order, subject to change in the event that the Commission, following a generic rate of return hearing, adjusts the equity returns of all major energy utilities operating under a similar methodology. Under RSE the APSC conducts quarterly reviews to determine, based on Alagasco's projections and year-to-date performance, whether Alagasco's return on average equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4 percent of prior-year revenues. Alagasco did not have a reduction in rates related to the return on average equity for the rate year ended 2004. As of September 30, 2003, Alagasco had a $3 million reduction in revenues to bring the return on average equity within the allowed range of return. A $12.3 million and an $11.2 million annual increase in revenues became effective December 1, 2004 and 2003, respectively. RSE limits the utility's equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor Alagasco's operations and maintenance (O&M) expense. Under the inflation-based cost control measurement established by the APSC, if the percentage change in O&M expense per customer falls within a range of 1.25 points above or below the percentage change in the Consumer Price Index For All Urban Consumers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. The increase in O&M expense per customer was above the index range for the rate year ended September 30, 2004; as a result, the utility returned $1.2 million pre-tax to customers through rate adjustments under the provisions of RSE.

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

4. DERIVATIVE COMMODITY INSTRUMENTS

Energen Resources Corporation, Energen's oil and gas subsidiary, periodically enters into derivative commodity instruments that qualify as cash flow hedges under SFAS No. 133," Accounting for Derivative Instruments and Hedging Activities," to hedge its exposure to price fluctuations on oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Such instruments may include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange (NYMEX) and over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. In some contracts, the amount of credit allowed before collateral must be posted for out-of-the-money hedges varies depending on the credit rating of the Company or Alagasco. In cases where this arrangement exists, generally the credit ratings must be maintained at investment grade status to have available counterparty credit.

Energen Resources applies SFAS No. 133 which requires all derivatives to be recognized on the balance sheet and measured at fair value. If a derivative is designated as a cash flow hedge, the effectiveness of the hedge, or the degree that the gain (loss) for the hedging instrument offsets the loss (gain) on the hedged item is measured at each reporting period. The effective portion of the gain or loss on the derivative instrument is recognized in other comprehensive income (OCI) as a component of equity and subsequently reclassified into earnings as operating revenues when the forecasted transaction affects earnings. The ineffective portion of a derivative's change in fair value is required to be recognized in earnings immediately. Derivatives that do not qualify for hedge treatment under SFAS No. 133 must be recorded at fair value with gains or losses recognized in operating revenues in the period of change.

As of March 31, 2005, $74 million, net of tax, of deferred net losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified to operating revenues during the next 12-month period. The actual amounts that will be reclassified to earnings over the next year could vary materially from this amount due to changes in market conditions. Gains and losses on derivative instruments that are not accounted for as cash flow hedges as well as the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges, are included in operating revenues in the consolidated financial statements. For the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges, Energen Resources recorded a $1.2 million after-tax loss for the three months ended March 31, 2005. Also, Energen Resources recorded an after-tax loss of $9.7 million for the quarter on contracts that did not meet the definition of cash flow hedges under SFAS No. 133. As of March 31, 2005, the Company had 8.38 billion cubic feet (Bcf) of gas hedges with a fair value pretax loss of $15.1 million which expire by year-end that did not meet the definition of a cash flow hedge but are considered by the Company to be viable economic hedges. The Company had $52.7 million and $15.6 million included in current and noncurrent deferred income taxes on the consolidated balance sheets related to OCI as of March 31, 2005 and December 31, 2004, respectively.

Energen Resources has entered into the following transactions for the remainder of 2005 and subsequent years:
Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2005	17.2 Bcf	$6.04 Mcf	NYMEX Swaps
	20.6 Bcf	$5.12 Mcf	Basin Specific Swaps
2006	17.6 Bcf	$6.04 Mcf	Basin Specific Swaps
Natural Gas Basis Differential
2005	3.3 Bcf	*	Basis Swaps
Oil
2005	1,263 MBbl	$34.24 Bbl	NYMEX Swaps
	720 MBbl	$33.21 Bbl	West Texas Sour Swaps
2006	1,440 MBbl	$46.72 Bbl	NYMEX Swaps
Oil Basis Differential
2005	737 MBbl	*	Basis Swaps
2006	1,080 MBbl	*	Basis Swaps
Natural Gas Liquids
2005	37.7 MMGal	$0.54 Gal	Liquids Swaps
2006	30.2 MMGal	$0.56 Gal	Liquids Swaps
* Average contract prices are not meaningful due to the varying nature of each contract.

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

On December 4, 2000, the APSC authorized Alagasco to engage in energy risk-management activities to manage the utility's cost of gas supply. As required by SFAS No. 133, Alagasco recognizes all derivatives as either assets or liabilities on the balance sheet with a corresponding regulatory asset or liability. Any gains or losses are passed through to customers using the mechanisms of the GSA in compliance with Alagasco's APSC-approved tariff. In accordance with SFAS No. 71, Alagasco recorded an $11.6 million gain as a regulatory liability with a corresponding asset in prepayments and other of $11.6 million representing the fair value of derivatives as of March 31, 2005. Alagasco recorded an $8.1 million gain as an asset in prepayments and other with a corresponding current regulatory liability of $8.1 million representing the fair value of derivatives as of December 31, 2004.

5. RECONCILIATION OF EARNINGS PER SHARE

	Three months ended			Three months ended
(in thousands, except per share amounts)	March 31, 2005			March 31, 2004
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS*	$ 59,046	36,476	$ 1.62	$ 60,185	36,173	$ 1.66
Effect of Dilutive Securities
Long-range performance shares		144			132
Stock options		182			247
Restricted stock		26			14

Diluted EPS*	$ 59,046	36,828	$ 1.60	$ 60,185	36,566	$ 1.65

*Share and per share data have not been restated to reflect a 2-for-1 stock split payable June 1, 2005 (see Note 15)
For the three months ended March 31, 2005 and 2004, the Company had no options or shares of non-vested restricted stock that were excluded from the computation of diluted EPS.

6. SEGMENT INFORMATION
	Three months ended
	March 31,
(in thousands)	2005	2004
Operating revenues from continuing operations
Oil and gas operations	$ 103,401	$ 96,548
Natural gas distribution	258,128	255,202
Eliminations and other	(521)	(468)
Total	$ 361,008	$ 351,282
Operating income (loss) from continuing operations
Oil and gas operations	$ 38,975	$ 44,075
Natural gas distribution	66,404	62,014
Eliminations and corporate expenses	(251)	(107)
Total	$ 105,128	$ 105,982
Other income (expense)
Oil and gas operations	$ (8,096)	$ (6,930)
Natural gas distribution	(3,601)	(3,547)
Eliminations and other	112	(4)
Total	$ (11,585)	$ (10,481)
Income from continuing operations before income taxes	$ 93,543	$ 95,501

(in thousands)	March 31, 2005	December 31, 2004
Identifiable assets
Oil and gas operations	$ 1,360,711	$ 1,315,967
Natural gas distribution	844,493	837,557
Subtotal	2,205,204	2,153,524
Eliminations and other	28,745	28,215
Total	$ 2,233,949	$ 2,181,739

7. COMPREHENSIVE INCOME (LOSS) Comprehensive income (loss) consisted of the following:
	Three months ended	Three months ended
(in thousands)	March 31, 2005	March 31, 2004

Net Income	$ 59,046	$ 60,185
Other comprehensive income (loss)
Current period change in fair value of derivative instruments, net of tax of ($43.6) million and ($12.2) million	(71,071)	(20,920)
Reclassification adjustment, net of tax of $6.5 million and $4.4 million	10,628	7,101

Comprehensive Income (Loss)	$ (1,397)	$ 46,366

Accumulated other comprehensive loss consisted of the following:
(in thousands)	March 31, 2005	December 31, 2004

Unrealized loss on hedges, net of tax of ($52.7) million and ($15.6) million	$ (85,909)	$ (25,466)
Minimum pension liability, net of tax of ($6.4) million and ($6.4) million	(11,864)	(11,864)

Accumulated Other Comprehensive Loss	$ (97,773)	$ (37,330)

8. LONG-LIVED ASSETS AND DISCONTINUED OPERATIONS

The Company applies SFAS No. 144, which retains the previous asset impairment requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," for loss recognition when the carrying value of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In addition, SFAS No. 144 requires that gains and losses on the sale of certain oil and gas properties and writedowns of certain properties held-for-sale be reported as discontinued operations, with income or loss from operations of the associated properties reported as income or loss from discontinued operations. The results of operations for held-for-sale properties are reclassified and reported as discontinued operations for prior periods in accordance with SFAS No. 144. Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. All assets held-for-sale must be reported at the lower of the carrying amount or fair value. In the current quarter, Energen Resources recorded a pre-tax gain of $198,000 primarily from a property sale located in the Permian Basin. Energen Resources had no property sales during the three months ended March 31, 2004.

The following are the results of operations from discontinued operations:

	Three months ended
	March 31,
(in thousands, except per share data)	2005	2004

Oil and gas revenues	$ 36	$ 147

Pretax income (loss) from discontinued operations	$ (29)	$ 59
Income tax expense (benefit)	(11)	22
Income (Loss) From Discontinued Operations	(18)	37

Gain (loss) on disposal	198	(21)
Income tax expense (benefit)	75	(8)
Gain (Loss) on Disposal	123	(13)
Total Income From Discontinued Operations	$ 105	$ 24

Diluted Earnings Per Average Common Share*
Income (Loss) from Discontinued Operations	$ -	$ -
Gain (Loss) on Disposal	-	-
Total Income (Loss) from Discontinued Operations	$ -	$ -

Basic Earnings Per Average Common Share*
Income (Loss) from Discontinued Operations	$ -	$ -
Gain (Loss) on Disposal	-	-
Total Income (Loss) from Discontinued Operations	$ -	$ -
*Share and per share data have not been restated to reflect a 2-for-1 stock split payable June 1, 2005 (see Note 15) 9. EMPLOYEE BENEFIT PLANS

The components of net pension expense were:

(in thousands)	Plan A		Plan B
	Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$ 1,544	$ 1,356	$ 155	$ 146
Interest cost	1,886	1,664	351	346
Expected long-term return on assets	(2,199)	(1,950)	(540)	(522)
Actuarial loss	687	433	31	27
Prior service cost amortization	59	58	94	88
Net periodic expense	$ 1,977	$ 1,561	$ 91	$ 85

The Company is not required to make pension contributions in 2005 and does not currently plan to make discretionary contributions to Plan A or Plan B assets.

Net periodic post-retirement benefit expense included the following:

(in thousands)	Salaried Employees		Union Employees
	Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$ 231	$ 320	$ 124	$ 119
Interest cost	492	580	515	494
Expected long-term return on assets	(425)	(380)	(658)	(615)
Actuarial gain	(32)	-	(36)	(73)
Prior service cost amortization	-	-	1	1
Transition amortization	171	171	321	321
Net periodic expense	$ 437	$ 691	$ 267	$ 247

For the three months ended March 31, 2005, the Company made contributions aggregating $0.3 million to the post-retirement plans. The Company expects to make additional discretionary contributions of approximately $3.2 million through the remainder of 2005.

10. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Certain of Alagasco's long-term gas procurement contracts for the supply, storage and delivery of natural gas include fixed charges of approximately $249.7 million through October 2013. Alagasco also is committed to purchase minimum quantities of gas at market-related prices or to pay certain costs in the event the minimum quantities are not taken. These purchase commitments are approximately 110.5 Bcf through December 2014.

Alagasco purchases gas as an agent for certain of its large commercial and industrial customers. Alagasco has in certain instances provided commodity-related guarantees to the counterparties in order to facilitate these agency purchases. Liabilities existing for gas delivered to customers subject to these guarantees are included in the consolidated balance sheet. In the event the customer for whom the guarantee was entered fails to take delivery of the gas, Alagasco can sell such gas for the customer, with the customer liable for any resulting loss. Although the substantial majority of purchases under these guarantees are for the customers' current monthly consumption and are at current market prices, in some instances, the purchases are for an extended term at a fixed price. At March 31, 2005, the fixed price purchases under these guarantees had a maximum term outstanding through March 2006 and an aggregate purchase price of $8.8 million with a market value of $10.8 million.

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

In January 2005, a lawsuit was tried in Cochran County, Texas in which the plaintiff alleged preferential purchase right claims against Energen Resources with respect to certain properties acquired by Energen Resources in 2002. The Jury rendered a verdict in Energen Resources' favor on all counts. Subsequently, in March 2005, the Judge issued a decision overruling the jury verdict. Under the Judge's order, Energen Resources would incur a charge to income of approximately $1.8 million pretax as of March 31, 2005. This amount includes the net cash flows attributable to the property since its acquisition. Energen Resources is pursuing an appeal of the Judge's order and expects to prevail.

Various other pending or threatened legal proceedings arising in the normal course of business are in progress currently, and the Company has accrued a provision for estimated costs.

Environmental Matters: Various environmental laws and regulations apply to the operations of Energen Resources and Alagasco. Historically, the cost of environmental compliance has not materially affected the Company's financial position, results of operations or cash flows and is not expected to do so in the future; however, new regulations, enforcement policies, claims for damages or other events could result in significant unanticipated costs.

Environmental compliance costs, including ongoing maintenance, monitoring and similar costs, are expensed as incurred. Environmental remediation costs are accrued when remedial efforts are probable and the cost can be reasonably estimated.

Alagasco is in the chain of title of nine former manufactured gas plant sites (four of which it still owns) and five manufactured gas distribution sites (one of which it still owns). An investigation of the sites does not indicate the present need for remediation activities. Management expects that, should remediation of any such sites be required in the future, Alagasco's share, if any, of such costs will not materially affect the financial position, results of operations or cash flows of Alagasco.

11. REGULATORY ASSETS AND LIABILITIES The following table details regulatory assets and liabilities on the balance sheets:
(in thousands)	March 31, 2005		December 31, 2004
	Current	Noncurrent	Current	Noncurrent
Regulatory assets:
Pension asset	$ -	$ 19,650	$ -	$ 19,650
Total regulatory assets	$ -	$ 19,650	$ -	$ 19,650

Regulatory liabilities:
Enhanced stability reserve	$ 3,671	$ -	$ 3,671	$ -
Gas supply adjustment	24,118	-	6,964	-
Risk management activities	11,608	-	8,097	-
RSE adjustment	1,042	-	1,251	-
Unbilled service margin	17,062	-	27,077	-
Asset removal costs, net	-	112,788	-	110,912
Other	-	999	-	1,016
Total regulatory liabilities	$ 57,501	$ 113,787	$ 47,060	$ 111,928

12. EQUITY AND DEBT OFFERINGS

In November 2004, Energen issued $100 million of Floating Rate Senior Notes (Senior Notes) due November 15, 2007. The interest rate is the three-month LIBOR Rate plus .35%, reset quarterly. At March 31, 2005, the interest rate was 3.14 percent on the Senior Notes. In January 2005, Alagasco issued $40 million of long-term debt with an interest rate of 5.2 percent due January 15, 2020 and $40 million of long-term debt with an interest rate of 5.7 percent due January 15, 2035. The Senior Note proceeds were used for general corporate purposes and to repay a portion of short-term debt incurred to finance the oil and gas property acquisition program of Energen Resources. Alagasco used long-term debt proceeds to repay amounts drawn on short-term credit facilities for capital expenditures and to refinance $30 million in Medium-Term Notes recalled by Alagasco in April 2004.

In July 2004, Energen and Alagasco increased their short-term credit lines available for working capital needs to $287 million. Alagasco has been authorized by the APSC to borrow up to a total of $100 million of these available short-term credit lines.

13. RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD (FASB)

The Company prospectively adopted the fair value recognition provisions of SFAS No. 123 (as amended), which provided methods of transition for a voluntary change to the fair value base method of accounting for stock-based employee compensation, effective January 1, 2003. In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which requires the fair value base method of accounting for all public entities using an option-pricing model that reflects the specific economics of a company's transactions. This statement is effective for the first annual reporting period beginning after June 15, 2005. The Company is currently reviewing the impact of this pronouncement on stock-based compensation.

In December 2004, the FASB issued FSP No. 109-1, "Application of SFAS No. 109, Accounting for Income Taxes, to the provision within the American Jobs Creation Act of 2004 (the Act) that provides a tax deduction on qualified production activities." This Act includes a tax deduction of up to 9 percent (when fully phased-in) of the lesser of (a) qualified production activities income as defined in the Act, or (b) taxable income of the Company determined without regard to this deduction. This tax deduction would apply to qualified production activities of Energen Resources and would be limited to 50 percent of W-2 wages paid by the Company. Pursuant to FSP No. 109-1, the deduction will be reported in the period in which the deduction is claimed on the Company's tax return and will not have an effect on deferred tax assets or deferred tax liabilities. The Company estimates the impact of this tax legislation will reduce income tax expense by approximately $1.2 million during 2005.

During April 2005, the FASB issued FSP No. 19-1, "Accounting for Suspended Well Costs," which allows exploratory wells to be capitalized when the well has a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. This interpretation is effective for the first reporting period beginning after April 4, 2005. The impact of this position on the Company is expected to be immaterial.

In March 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations", which refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The Company does not anticipate this interpretation to have an impact on the Company.

14. ACQUISITION OF OIL AND GAS PROPERTIES

On August 2, 2004, Energen Resources completed a purchase of San Juan Basin coalbed methane properties from a private company for approximately $273 million. The effective date of the acquisition was August 1, 2004. Energen Resources acquired an estimated 245 Bcfe of proved natural gas and natural gas liquids reserves. Approximately 51 percent of the proved reserves were estimated to be behind pipe and undeveloped. The Company estimates approximately 80 percent of the acquisition reserves are gas with natural gas liquids comprising the balance. Energen used its short-term credit facilities and internally generated cash flows to finance the acquisition. A portion of the short-term debt incurred to finance the acquisition was repaid when Energen issued $100 million of Floating Rate Senior Notes in November 2004.

Summarized below are the consolidated results of operations for the three months ended March 31, 2004, on an unaudited pro forma basis as if the purchase of assets had occurred at the beginning of the period presented. The pro forma information is based on the Company's consolidated results of operations for the three months ended March 31, 2004, and on the data provided by the seller. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor are they indicative of results of the future operations of the combined enterprises.

Three months ended March 31, 2004
(in thousands, except per share data)

Operating revenues	$ 356,720
Income from continuing operations	$ 60,541
Net income	$ 60,529
Diluted earnings per average common share*	$ 1.66
Basic earnings per average common share*	$ 1.67

*Share and per share data have not been restated to reflect a 2-for-1 stock split payable June 1, 2005 (see Note 15)

15. SUBSEQUENT EVENT

On April 27, 2005, Energen's shareholders approved a 2-for-1 split of the Company's common stock. The split will be effected in the form of a 100 percent stock dividend and will be payable on June 1, 2005, to shareholders of record on May 13, 2005. Summarized below are diluted and basic average common shares outstanding and diluted and basic earnings per share on an unaudited pro forma basis for the three months ended March 31, 2005 and 2004 as if the stock dividend had been applied retroactively. Since the stock split is not effective prior to the filing of these financial statements on Form 10-Q, the share and per share amounts included elsewhere herein have not been adjusted to reflect the stock split. Such retroactive adjustment of all share and per share amounts will occur in future filings. Effective April 29, 2005, the Restated Certificate of Incorporation of Energen Corporation was amended to increase the Company's authorized common stock, par value $0.01 per share, from 75,000,000 shares to 150,000,000 shares.

	Three months ended March 31,
(in thousands)	2005	2004
Net income	$ 59,046	$ 60,185
Diluted earnings per average common share	$ 0.80	$ 0.82
Basic earnings per average common share	$ 0.81	$ 0.83
Diluted average common shares outstanding	73,656	73,132
Basic average common shares outstanding	72,952	72,346

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Energen's net income totaled $59 million ($1.60 per diluted share) for the three months ended March 31, 2005 compared with net income of $60.2 million ($1.65 per diluted share) for the same period in the prior year. Income from discontinued operations generated $105,000 in the current quarter as compared with minimal income in the prior-year first quarter. Energen Resources Corporation, Energen's oil and gas subsidiary, had net income for the three months ended March 31, 2005, of $19.6 million compared with $23.2 million in the same quarter in the previous year. Energen Resources generated net income from continuing operations of $19.5 million in the current quarter as compared with $23.2 million in the same quarter last year. Higher commodity prices of approximately $2 million after-tax and increased production volumes of approximately $2 million after-tax were more than offset by increased lease operating expenses of approximately $3 million after-tax, higher production taxes of approximately $1 million after-tax, increased depreciation, depletion and amortization (DD&A) expense of approximately $1 million after-tax and increased administrative expenses of approximately $2 million after-tax. Energen's natural gas utility, Alagasco, reported net income of $39 million in the first quarter of 2005 and compared favorably to net income of $36.3 million in the same period last year reflecting the utility's ability to earn on a higher level of equity.

Oil and Gas Operations

Revenues from oil and gas operations rose 7.1 percent to $102.9 million for the three months ended March 31, 2005, largely as a result of increased commodity prices as well as the impact of higher gas and natural gas liquids production volumes. During the current quarter, average gas prices fell 3.4 percent to $4.60 per thousand cubic feet (Mcf), while average oil prices rose 18.5 percent to $32.12 per barrel. Natural gas liquids prices increased 30.8 percent to an average price of $0.51 per gallon. The average gas sales price included a $9.4 million after-tax loss from the effects of open derivative contracts marked-to-market in the current quarter. These gas contracts did not meet the definition of cash flow hedges, as more fully described below.

Production increased primarily due to volumes related to the purchase of San Juan Basin coalbed methane properties and additional drilling of coalbed methane wells in the Black Warrior Basin. Energen Resources acquired an estimated 245 Bcfe of proved natural gas and natural gas liquids reserves in the San Juan Basin effective August 1, 2004. Negatively affecting production were normal declines in the Permian Basin in excess of new production coming on-line. Natural gas production from continuing operations in the first quarter rose 7.1 percent to 14.7 billion cubic feet (Bcf), oil volumes decreased 6.3 percent to 819 thousand barrels (MBbl) and natural gas liquids production increased 3.6 percent to 15.8 million gallons (MMgal). Natural gas comprised approximately 65 percent of Energen Resources' production for the current quarter.

Energen Resources periodically enters into derivative commodity instruments that qualify as cash flow hedges under Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," to hedge its exposure to price fluctuations on oil, natural gas and natural gas liquids production. Such instruments may include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange (NYMEX) and over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. These hedge transactions are pursuant to standing authorizations by the Board of Directors, which do not permit speculative positions.

Energen Resources applies SFAS No. 133 which requires all derivatives to be recognized on the balance sheet and measured at fair value. If a derivative is designated as a cash flow hedge, the effectiveness of the hedge, or the degree that the gain (loss) for the hedging instrument offsets the loss (gain) on the hedged item is measured at each reporting period. The effective portion of the gain or loss on the derivative instrument is recognized in other comprehensive income (OCI) as a component of equity and subsequently reclassified into earnings as operating revenues when the forecasted transaction affects earnings. The ineffective portion of a derivative's change in fair value is required to be recognized in earnings immediately. Derivatives that do not qualify for hedge treatment under SFAS No. 133 must be recorded at fair value with gains or losses recognized in operating revenues in the period of change. Energen Resources recorded an after-tax loss of $9.7 million for the current quarter on open and closed contracts that did not meet the definition of cash flow hedges under SFAS No. 133. For the three months ended March 31, 2005, the Company recorded a $1.2 million after-tax loss for the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges.

Energen Resources has entered into the following transactions for the remainder of 2005 and subsequent years:
Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2005	17.2 Bcf	$6.04 Mcf	NYMEX Swaps
	20.6 Bcf	$5.12 Mcf	Basin Specific Swaps
2006	17.6 Bcf	$6.04 Mcf	Basin Specific Swaps
Natural Gas Basis Differential
2005	3.3 Bcf	*	Basis Swaps
Oil
2005	1,263 MBbl	$34.24 Bbl	NYMEX Swaps
	720 MBbl	$33.21 Bbl	West Texas Sour Swaps
2006	1,440 MBbl	$46.72 Bbl	NYMEX Swaps
Oil Basis Differential
2005	737 MBbl	*	Basis Swaps
2006	1,080 MBbl	*	Basis Swaps
Natural Gas Liquids
2005	37.7 MMGal	$0.54 Gal	Liquids Swaps
2006	30.2 MMGal	$0.56 Gal	Liquids Swaps
* Average contract prices are not meaningful due to the varying nature of each contract.

Realized prices are anticipated to be lower than NYMEX prices due to basis differences and other factors.

Operations and maintenance (O&M) expense increased $7.9 million for the quarter. Lease operating expenses (excluding production taxes) increased by $4.9 million for the quarter primarily due to increased workover and maintenance expenses, increased ad valorem taxes and the acquisition of San Juan Basin coalbed methane properties. Administrative expense rose $2.9 million for the three months ended March 31, 2005, primarily due to labor related costs. Exploration expense was higher by $0.3 million in quarter comparisons.

Energen Resources' DD&A expense for the quarter increased $1.9 million. The average depletion rate for the current quarter was $0.94 per mcfe as compared to $0.88 per mcfe in the same period a year ago largely due to the purchase of San Juan Basin coalbed methane properties.

Energen Resources' expense for taxes other than income taxes primarily reflected production-related taxes that were $2 million higher this quarter largely due to increased commodity market prices and increased production related to the prior year property acquisition.

Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. With respect to developed properties, sales may occur as a result of, but not limited to, disposing of non-strategic or marginal assets and accepting offers where the buyer gives greater value to a property than does Energen Resources. The Company is required to reflect gains and losses on the dispositions of these assets, the writedown of certain properties held-for-sale, and income or loss from the operations of the associated held-for-sale properties as discontinued operations under the provisions of SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." In the current quarter, Energen Resources recorded a pre-tax gain of $198,000 primarily from a property sale located in the Permian Basin. Energen Resources had no property sales during the three months ended March 31, 2004.

Natural Gas Distribution

Natural gas distribution revenues increased $2.9 million for the quarter largely due to an increase in the commodity cost of gas partially offset by a decrease in weather related sales volumes. Weather that was 13.6 percent warmer than in the same period last year contributed to a 13.9 percent decline in residential sales volumes and a 12.5 percent decrease in small commercial and industrial customer sales volumes. Transportation volumes decreased 5.9 percent in period comparisons. Decreased gas purchase volumes partially offset by higher gas costs contributed to a 1.3 percent decrease in cost of gas for the quarter. Utility gas costs include commodity cost, risk management gains and losses and the provisions of the GSA rider. The GSA rider in Alagasco's rate schedule provides for a pass-through of gas price fluctuations to customers without markup. Alagasco's tariff provides a temperature adjustment to certain customers' bills designed to substantially remove the effect of departures from normal temperatures. The temperature adjustment applies primarily to residential, small commercial and small industrial customers.

As discussed more fully in Note 3, Alagasco is subject to regulation by the Alabama Public Service Commission (APSC). On June 10, 2002, the APSC issued an order to extend Alagasco's rate-setting mechanism. Under the terms of that extension, RSE will continue after January 1, 2008, unless, after notice to Alagasco and a hearing, the Commission votes to either modify or discontinue its operation.

O&M expense decreased 2.7 percent in the current quarter primarily due to lower weather-related costs. An 8.4 percent increase in depreciation expense in the current quarter was due to normal replacement of the utility's distribution and support systems. Taxes other than income taxes primarily reflected various state and local business taxes as well as payroll-related taxes. State and local business taxes generally are based on gross receipts and fluctuate accordingly.

Non-Operating Items

Interest expense for the Company increased $1.4 million in the first quarter primarily due to the issuance of $100 million of Floating Rate Senior Notes by Energen in November 2004 as well as Alagasco's issuance of $40 million of long-term debt with an interest rate of 5.2 percent and $40 million of long-term debt with an interest rate of 5.7 percent in January 2005. These increases were partially offset by interest on $30 million of Medium-Term Notes that were called in April 2004 by Alagasco. In the current quarter, income tax expense for the Company decreased $0.7 million largely due to lower consolidated pre-tax income.

FINANCIAL POSITION AND LIQUIDITY

Cash flows from operations for the year-to-date were $154.4 million as compared to $135.6 million. Operating cash flow benefited from higher realized commodity prices and production volumes at Energen Resources. The Company's working capital needs were also impacted by current liabilities associated with Energen Resources' hedge position and other changes in working capital items, which are highly influenced by throughput, changes in weather, and timing of payments. Working capital needs at Alagasco were primarily affected by increased gas costs compared to the prior period.

The Company had a net outflow of cash from investing activities of $46 million for the three months ended March 31, 2005 primarily due to additions of property, plant and equipment. Energen Resources invested $40.5 million in capital expenditures primarily related to the development of oil and gas properties. Utility capital expenditures totaled $14.6 million in the year-to-date and primarily represented system distribution expansion and support facilities.

The Company used $62.5 million for financing activities in the year-to-date primarily due to the repayment of short-term borrowings and dividends paid to common stockholders. Also influencing financing activities were the proceeds from the issuance of $80 million of long-term debt by Alagasco in January 2005.

FUTURE CAPITAL RESOURCES AND LIQUIDITY

The Company plans to continue to implement its diversified growth strategy that focuses on expanding Energen Resources' oil and gas operations through the acquisition of producing properties with developmental potential while maintaining the strength of the Company's utility foundation. For the five years ended December 31, 2004, Energen's diluted EPS grew at an average compound rate of 17.5 percent a year. Over the next five years, Energen is targeting an average diluted EPS growth rate over each rolling five-year period of approximately 7 to 8 percent a year.

Energen Resources' capital investment for oil and gas activities over a five-year planning period ending December 31, 2009, is estimated to be approximately $1.5 billion, with $1.3 billion for property acquisitions and related development, $235 million for other development and $25 million for exploratory and other activities. To finance Energen Resources' investment program, the Company expects primarily to utilize short-term credit facilities to supplement internally generated cash flow. The Company may also periodically issue long-term debt and equity to replace short-term obligations, enhance liquidity and provide for permanent financing. Energen has available short-term credit facilities aggregating $287 million to help finance its growth plans and operating needs. As more fully discussed above, the Company issued $100 million of long-term debt in November 2004. These proceeds were used for general corporate purposes and to repay a portion of short-term debt incurred to finance the oil and gas property acquisition program of Energen Resources.

In 2005, Energen Resources plans to invest approximately $347 million in capital expenditures, including $200 million in property acquisitions, $7 million in related acquisition development and $140 million in other development and exploratory activities. As of December 31, 2004, the estimated amount of development of previously identified proved undeveloped reserves was approximately $84 million. Capital investment at Energen Resources in 2006 is expected to approximate $215 million for property acquisitions, $37 million for related acquisition development and $55 million for other development and exploration. Of this $55 million, development of previously identified proved undeveloped reserves is estimated to be $30 million and exploratory exposure is estimated to be $3 million.

Energen Resources currently expects production to approximate 94 Bcfe and 100 Bcfe for 2005 and 2006, respectively. The Company's most recent estimate of production attributable to already owned proved reserves was prepared as of December 31, 2004. Production from proved reserves owned as of December 31, 2004, was estimated as 91 Bcfe and 88 Bcfe for 2005 and 2006, respectively.

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

Alagasco maintains an investment in storage gas that is expected to average approximately $54 million in 2005 but may vary depending upon the price of natural gas. During 2005 and 2006, Alagasco plans to invest approximately $59 million and $57 million, respectively, in utility capital expenditures for normal distribution and support systems. Over the Company's five-year planning period ending December 31, 2009, Alagasco anticipates capital investments of approximately $293 million. The utility anticipates funding these capital requirements through internally generated capital and the utilization of short-term credit facilities. In January 2005, Alagasco issued $80 million in long-term debt to repay amounts drawn on short-term credit facilities for capital expenditures and to refinance the $30 million in Medium-Term Notes recalled by Alagasco in April 2004. Alagasco also may refinance existing long-term debt.

Energen Resources periodically enters into derivative commodity instruments that qualify as cash flow hedges under SFAS No. 133 to hedge its exposure to price fluctuations on oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Such instruments may include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange (NYMEX) and over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. In some contracts, the amount of credit allowed before collateral must be posted for out-of-the-money hedges varies depending on the credit rating of the Company or Alagasco. In cases where this arrangement exists, generally the credit ratings must be maintained at investment grade status to have available counterparty credit.

Access to capital is an integral part of the Company's business plan. The Company regularly provides information to corporate rating agencies related to current business activities and future performance expectations. Standard & Poor's (S&P) has requested to meet with the Company to review such information during the second quarter. S&P currently has an A- corporate credit rating with a negative outlook for both Alagasco and Energen. While the Company expects to have ongoing access to its short-term credit facilities and the broader long-term markets, continued access could be adversely affected by future economic and business conditions and credit rating downgrades.

On April 27, 2005, Energen's shareholders approved a 2-for-1 split of the Company's common stock. The split will be effected in the form of a 100 percent stock dividend and will be payable on June 1, 2005, to shareholders of record on May 13, 2005. Since the stock split is not effective prior to the filing of these financial statements on Form 10-Q, the share and per share amounts included elsewhere herein have not been adjusted to reflect the stock split. Such retroactive adjustment of all share and per share amounts will occur in future filings.

Contractual Cash Obligations and Other Commitments

In the course of ordinary business activities, Energen enters into a variety of contractual cash obligations and other commitments. The following table summarizes the Company's significant contractual cash obligations, other than hedging contracts as of March 31, 2005.

	Payments Due before December 31,
(in thousands)	Total	2005	2006 & 2007	2008 & 2009	2010 Thereafter

Short-term debt	$ -	$ -	$ -	$ -	$ -
Long-term debt (1)	624,420	10,000	122,000	15,000	477,420
Interest payments on debt (2)	523,874	39,360	75,736	67,535	341,243
Purchase obligations (3)	249,654	36,217	99,838	84,593	29,006
Capital lease obligations	-	-	-	-	-
Operating leases	52,042	2,951	7,392	6,409	35,290

Total contractual cash obligations	$ 1,449,990	$ 88,528	$ 304,966	$ 173,537	$ 882,959

(1) Long-term cash obligations include $1.5 million of unamortized debt discounts as of March 31, 2005.

(2) Includes interest on fixed rate debt and an estimate of adjustable rate debt. The adjustable rate interest is calculated based on the indexed rate in effect at March 31, 2005.

(3) Certain of the Company's long-term gas procurement contracts for the supply, storage and delivery of natural gas include fixed charges of approximately $249.7 million through October 2013. The

Company also is committed to purchase minimum quantities of gas at market-related prices or to pay certain costs in the event the minimum quantities are not taken. These purchase commitments are approximately 110.5 Bcf through December 2014.

Energen Resources operates in certain instances through joint ventures under joint operating agreements. Typically, the operator under a joint operating agreement enters into contracts, such as drilling contracts, for the benefit of all joint venture partners. Through the joint operating agreement, the non-operators reimburse, and in some cases advance, the funds necessary to meet the contractual obligations entered into by the operator. These obligations are typically shared on a working interest basis as defined in the joint operating contractual agreement.

The Company has two defined non-contributory pension plans and provides certain post-retirement healthcare and life insurance benefits. The Company is not required to make any funding payments during 2005 for the pension plans and does not currently plan to make discretionary contributions. The Company expects to make discretionary payments of $2.6 million to post-retirement benefit program assets during the remainder of 2005.

Recent Pronouncements of the Financial Accounting Standards Board (FASB)

The Company prospectively adopted the fair value recognition provisions of SFAS No. 123 (as amended), which provided methods of transition for a voluntary change to the fair value base method of accounting for stock-based employee compensation, effective January 1, 2003. In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which requires the fair value base method of accounting for all public entities using an option-pricing model that reflects the specific economics of a company's transactions. This statement is effective for the first annual reporting period beginning after June 15, 2005. The Company is currently reviewing the impact of this pronouncement on stock-based compensation.

In December 2004, the FASB issued FSP No. 109-1, "Application of SFAS No. 109, Accounting for Income Taxes, to the provision within the American Jobs Creation Act of 2004 (the Act) that provides a tax deduction on qualified production activities." This Act includes a tax deduction of up to 9 percent (when fully phased-in) of the lesser of (a) qualified production activities income as defined in the Act, or (b) taxable income of the Company determined without regard to this deduction. This tax deduction would apply to qualified production activities of Energen Resources and would be limited to 50 percent of W-2 wages paid by the Company. Pursuant to FSP No. 109-1, the deduction will be reported in the period in which the deduction is claimed on the Company's tax return and will not have an effect on deferred tax assets or deferred tax liabilities. The Company estimates the impact of this tax legislation will reduce income tax expense by approximately $1.2 million during 2005.

During April 2005, the FASB issued FSP No. 19-1, "Accounting for Suspended Well Costs," which allows exploratory wells to be capitalized when the well has a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. This interpretation is effective for the first reporting period beginning after April 4, 2005. The impact of this position on the Company is expected to be immaterial.

In March 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations", which refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The Company does not anticipate this interpretation to have an impact on the Company.

Forward-Looking Statements and Risk Factors

Certain statements in this report express expectations of future plans, objectives and performance of the Company and its subsidiaries and constitute forward-looking statements made pursuant to the Safe Harbor provision of the Private Securities Litigation Reform Act of 1995. Except as otherwise disclosed, the forward-looking statements do not reflect the impact of possible or pending acquisitions, divestitures or restructurings. The absence of errors in input data, calculations and formulas used in estimates, assumptions and forecasts cannot be guaranteed. Neither the Company nor Alagasco undertakes any obligation to correct or update any forward-looking statements whether as a result of new information, future events or otherwise.

All statements based on future expectations rather than on historical facts are forward-looking statements that are dependent on certain events, risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, economic and competitive conditions, inflation rates, legislative and regulatory changes, financial market conditions, our ability to access the capital markets, future business decisions, utility customer growth and retention and usage per customer, litigation results and other uncertainties, all of which are difficult to predict.

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

Although Energen Resources makes use of futures, swaps and fixed-price contracts to mitigate price risk, fluctuations in future oil and gas prices could materially affect the Company's financial position and results of operations and cash flows; furthermore, such risk mitigation activities may cause the Company's financial position and results of operations to be materially different from results that would have been obtained had such risk mitigation activities not occurred. The effectiveness of such risk-mitigation assumes that counterparties maintain satisfactory credit quality. The effectiveness of such risk mitigation also assumes that actual sales volumes will generally meet or exceed the volumes subject to the futures, swaps and fixed price contracts. A substantial failure to meet sales volume targets, whether caused by miscalculations, weather events, natural disaster, accident, criminal act or otherwise, could leave Energen Resources financially exposed to its counterparties and result in material adverse financial consequences to Energen Resources and the Company. The adverse effect could be increased if the adverse event was widespread enough to move market prices against Energen Resources' position.

Similarly, although Alagasco makes use of futures, swaps and fixed-price contracts to mitigate gas supply cost risk, fluctuations in future gas supply costs could materially affect its financial position and rates to customers. The effectiveness of Alagasco's risk mitigation assumes that its counterparties in such activities maintain satisfactory credit quality. The effectiveness of such risk mitigation also assumes that Alagasco's actual gas supply needs will generally meet or exceed the volumes subject to the futures, swaps and fixed price contracts. A substantial failure to experience projected gas supply needs, whether caused by miscalculations, weather events, natural disaster, accident, criminal act or otherwise, could leave Alagasco financially exposed to its counterparties and result in material adverse financial consequences to Alagasco and the Company. The adverse effect could be increased if the adverse event was widespread enough to move market prices against Alagasco's position.

Inherent in gas distribution activities are a variety of hazards and operation risks, such as leaks, explosions and mechanical problems that could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of our operations and substantial losses to the Company. In accordance with customary industry practices we maintain insurance against some, but not all, of these risks and losses. The location of pipeline and storage facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. The occurrence of any of these events could adversely affect Alagasco's and the Company's financial position, results of operations and cash flows. Our utility customers are geographically concentrated in central and north Alabama. Significant economic, weather or other events that adversely affect this region could adversely affect Alagasco and the Company.

SELECTED BUSINESS SEGMENT DATA
ENERGEN CORPORATION
(Unaudited)

	Three months ended
	March 31,
(in thousands, except sales price data)	2005	2004

Oil and Gas Operations
Operating revenues from continuing operations
Natural gas	$ 67,600	$ 65,329
Oil	26,305	23,687
Natural gas liquids	8,145	6,020
Other	830	1,044
Total	$ 102,880	$ 96,080

Production volumes from continuing operations
Natural gas (MMcf)	14,682	13,708
Oil (MBbl)	819	874
Natural gas liquids (Mgal)	15,827	15,281
Production volumes from continuing operations (MMcfe)	21,856	21,132
Total production volumes (MMcfe)	21,906	21,161
Average sales price including effects of hedging
Natural gas (Mcf)	$ 4.60	$ 4.77
Oil (barrel)	$ 32.12	$ 27.12
Natural gas liquids (gallon)	$ 0.51	$ 0.39
Average sales price excluding effects of hedging
Natural gas (Mcf)	$ 5.94	$ 5.30
Oil (barrel)	$ 45.41	$ 32.74
Natural gas liquids (gallon)	$ 0.65	$ 0.50
Other data from continuing operations
Lease operating expense (LOE)
LOE and other	$ 22,751	$ 17,805
Production taxes	10,204	8,236
Total	$ 32,955	$ 26,041
Depreciation, depletion and amortization	$ 21,012	$ 19,074
Capital expenditures	$ 40,485	$ 21,444
Exploration expenditures	$ 324	$ 48
Operating income	$ 38,975	$ 44,075
Natural Gas Distribution
Operating revenues
Residential	$ 178,154	$ 176,660
Commercial and industrial - small	65,300	64,601
Transportation	13,029	11,376
Other	1,645	2,565
Total	$ 258,128	$ 255,202

Gas delivery volumes (MMcf)
Residential	13,013	15,109
Commercial and industrial - small	5,295	6,049
Transportation	13,741	14,598
Total	32,049	35,756
Other data
Depreciation and amortization	$ 10,413	$ 9,610
Capital expenditures	$ 14,802	$ 13,811
Operating income	$ 66,404	$ 62,014

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

Energen Resources periodically enters into derivative commodity instruments that qualify as cash flow hedges under Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," to hedge its exposure to price fluctuations on oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its gas supply exposure. Such instruments may include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange (NYMEX) and over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. These counterparties have been deemed creditworthy by the Company and have agreed in certain instances to post collateral with the Company when unrealized gains on hedges exceed certain specified contractual amounts. Notwithstanding these agreements, the Company is at risk for economic loss based upon the creditworthiness of its counterparties. In some contracts, the amount of credit allowed before Energen Resources and Alagasco must post collateral for out-of-the-money hedges varies depending on the credit rating of the Company or Alagasco. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge. The maximum term over which Energen Resources has hedged exposures to the variability of cash flows is through December 31, 2006.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS*

Period	Total Number of Shares Purchased**	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Progams***

January 1, 2005 through January 31, 2005	-	-	-	-
February 1, 2005 through February 28, 2005	9,490	$ 64.54	-	-
March 1, 2005 through March 31, 2005	5,305	$ 65.69	-	1,075,350
Total	14,795	$ 64.95	-	1,075,350

* Share and per share data have not been restated to reflect a 2-for-1 stock split payable June 1, 2005 (see Note 15).
** Acquired in connection with tax withholdings and payment of exercise price on stock compensation plans.

*** By resolution adopted May 24, 1994, and supplemented by a resolution adopted April 26, 2000, the Board of Directors authorized the Company to repurchase up to 1,782,200 shares of the Company's common stock. The resolutions do not have an expiration date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.	At the annual meeting of shareholders held on April 27, 2005, Energen shareholders elected the following Directors to serve for three-year terms expiring in 2008:

Director	Votes cast for		Votes withheld
J. Mason Davis, Jr.	31,124,969		799,526
James S.M. French	31,073,843		850,652
David W. Wilson	31,593,405		331,090

b.

At the annual meeting, the shareholders also approved an amendment to the Restated Certificate of Incorporation of Energen Corporation increasing the number of authorized shares of the common stock of the Company from 75,000,000 to 150,000,000:

Votes cast for amendment		29,481,851
Votes cast against amendment		2,351,589
Abstentions		91,052

ITEM 6. EXHIBITS

3 (a) - Restated Certificate of Incorporation of Energen Corporation (composite as amended March 29, 2005)

3 (b) - Articles of Amendment, dated April 29, 2005, to the Restated Certificate of Incorporation of Energen

Corporation

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

ENERGEN CORPORATION
ALABAMA GAS CORPORATION

May 9, 2005	By /s/ Wm. Michael Warren, Jr.
Wm. Michael Warren, Jr.
Chairman, President and Chief Executive Officer of Energen Corporation, Chairman and Chief Executive Officer of Alabama Gas Corporation

May 9, 2005	By /s/ G. C. Ketcham
G. C. Ketcham
Executive Vice President, Chief Financial Officer and Treasurer of Energen Corporation and Alabama Gas Corporation

May 9, 2005	By /s/ Grace B. Carr
Grace B. Carr
Vice President and Controller of Energen Corporation

May 9, 2005	By /s/ Paula H. Rushing
Paula H. Rushing
Vice President-Finance of Alabama Gas Corporation