Form 10-Q/A
period 2005-03-31
ALABAMA GAS CORP; ENERGEN CORP
filed 2005-05-10
CIK 3146, 277595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549 FORM 10-Q/A (Amendment No. 1)

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

Explanatory Note:

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 is being filed for the sole purpose of correcting the EDGAR descriptions of Exhibit 31.2 and Exhibit 32. The amended Edgar filing correctly identifies the Section 302 Certification as Exhibit 31.2 and the Section 906 Certification as Exhibit 32. The content of this Form 10-Q/A and related exhibits has not changed from the original filing.

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