Form 10-Q
period 2005-06-30
ALABAMA GAS CORP; ENERGEN CORP
filed 2005-08-08
CIK 3146, 277595

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549 FORM 10-Q
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR
| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

Commission			IRS Employer
File		State of	Identification
Number	Registrant	Incorporation	Number

1-7810	Energen Corporation	Alabama	63-0757759
2-38960	Alabama Gas Corporation	Alabama	63-0022000

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

Energen Corporation YES X NO ___

Alabama Gas Corporation YES___ NO X

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of August 2, 2005

Energen Corporation	$0.01 par value	73,284,093 shares
Alabama Gas Corporation	$0.01 par value	1,972,052 shares

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005

TABLE OF CONTENTS

		Page

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	(a) Consolidated Condensed Statements of Income of Energen Corporation	3
	(b) Consolidated Condensed Balance Sheets of Energen Corporation	4
	(c) Consolidated Condensed Statements of Cash Flows of Energen Corporation	6
	(d) Condensed Statements of Income of Alabama Gas Corporation	7
	(e) Condensed Balance Sheets of Alabama Gas Corporation	8
	(f) Condensed Statements of Cash Flows of Alabama Gas Corporation	10
	(g) Notes to Unaudited Condensed Financial Statements	11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
	Selected Business Segment Data of Energen Corporation	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	33

	PART II: OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6.	Exhibits	34

SIGNATURES		35

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
ENERGEN CORPORATION
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Operating Revenues
Oil and gas operations	$ 134,453	$ 95,322	$ 237,333	$ 191,402
Natural gas distribution	107,197	92,744	365,325	347,946
Total operating revenues	241,650	188,066	602,658	539,348

Operating Expenses
Cost of gas	50,424	40,291	187,279	179,029
Operations and maintenance	66,904	56,242	127,311	109,364
Depreciation, depletion and amortization	33,101	28,885	64,526	57,569
Taxes, other than income taxes	19,794	16,040	46,344	40,306
Accretion expense	654	532	1,297	1,022
Total operating expenses	170,877	141,990	426,757	387,290
Operating Income	70,773	46,076	175,901	152,058

Other Income (Expense)
Interest expense	(11,524)	(10,694)	(23,194)	(21,012)
Other income	517	633	870	1,495
Other expense	(268)	(670)	(536)	(1,695)
Total other expense	(11,275)	(10,731)	(22,860)	(21,212)

Income From Continuing Operations Before Income Taxes	59,498	35,345	153,041	130,846
Income tax expense	21,910	13,114	56,512	48,454
Income From Continuing Operations	37,588	22,231	96,529	82,392

Discontinued Operations, net of taxes
Income (loss) from discontinued operations	(2)	39	(20)	76
Gain (loss) on disposal of discontinued operations	(13)	-	110	(13)
Income (Loss) From Discontinued Operations	(15)	39	90	63

Net Income	$ 37,573	$ 22,270	$ 96,619	$ 82,455

Diluted Earnings Per Average Common Share*
Continuing operations	$ 0.51	$ 0.30	$ 1.31	$ 1.13
Discontinued operations	-	-	-	-
Net Income	$ 0.51	$ 0.30	$ 1.31	$ 1.13
Basic Earnings Per Average Common Share*
Continuing operations	$ 0.51	$ 0.31	$ 1.32	$ 1.14
Discontinued operations	-	-	-	-
Net Income	$ 0.51	$ 0.31	$ 1.32	$ 1.14
Dividends Per Common Share*	$ 0.100	$ 0.0925	$ 0.200	$ 0.185
Diluted Average Common Shares Outstanding*	73,782	73,249	73,726	73,200
Basic Average Common Shares Outstanding*	73,017	72,459	72,985	72,404

*Share and per share data have been restated to reflect a 2-for-1 stock split payable June 1, 2005 (see Note 15)

The accompanying notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
ENERGEN CORPORATION
(Unaudited)

(in thousands)	June 30, 2005	December 31, 2004

ASSETS
Current Assets
Cash and cash equivalents	$ 75,398	$ 4,489
Accounts receivable, net of allowance for doubtful accounts of $10,378 at June 30, 2005, and $10,472 at December 31, 2004	129,492	217,360
Inventories, at average cost
Storage gas inventory	53,465	51,093
Materials and supplies	6,923	7,843
Liquified natural gas in storage	3,220	3,688
Deferred income taxes	56,280	36,285
Prepayments and other	19,594	29,150

Total current assets	344,372	349,908

Property, Plant and Equipment
Oil and gas properties, successful efforts method	1,667,634	1,591,119
Less accumulated depreciation, depletion and amortization	422,115	381,734

Oil and gas properties, net	1,245,519	1,209,385

Utility plant	976,441	941,862
Less accumulated depreciation	389,106	373,589

Utility plant, net	587,335	568,273

Other property, net	5,426	5,401

Total property, plant and equipment, net	1,838,280	1,783,059

Other Assets
Regulatory asset	19,650	19,650
Deferred charges and other	34,261	29,122

Total other assets	53,911	48,772

TOTAL ASSETS	$ 2,236,563	$ 2,181,739

The accompanying notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
ENERGEN CORPORATION
(Unaudited)

(in thousands, except share and per share data)	June 30, 2005	December 31, 2004

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Long-term debt due within one year	$ 10,000	$ 10,000
Notes payable to banks	-	135,000
Accounts payable	189,946	159,871
Accrued taxes	41,558	34,541
Customers' deposits	19,448	19,549
Amounts due customers	-	10,363
Accrued wages and benefits	31,089	28,941
Regulatory liability	32,546	47,060
Other	50,286	53,293

Total current liabilities	374,873	498,618

Long-term debt	692,925	612,891

Deferred Credits and Other Liabilities
Asset retirement obligation	36,455	34,841
Minimum pension liability	14,216	14,216
Regulatory liability	115,858	111,928
Deferred income taxes	121,367	95,417
Other	29,263	10,162

Total deferred credits and other liabilities	317,159	266,564

Commitments and Contingencies

Shareholders' equity
Preferred stock, cumulative $0.01 par value, 5,000,000 shares authorized	-	-
Common shareholders' equity*
Common stock, $0.01 par value; 150,000,000 shares authorized, 73,313,678 shares outstanding at June 30, 2005, and 73,165,958 shares outstanding at December 31, 2004	733	732
Premium on capital stock	387,663	380,965
Capital surplus	2,802	2,802
Retained earnings	541,594	459,626
Accumulated other comprehensive loss, net of tax
Unrealized loss on hedges	(65,295)	(25,466)
Minimum pension liability	(11,864)	(11,864)
Deferred compensation on restricted stock	(3,056)	(2,675)
Deferred compensation plan	36,904	28,919
Treasury stock, at cost* (1,088,034 shares at June 30, 2005, and 1,000,952 shares at December 31, 2004)	(37,875)	(29,373)

Total shareholders' equity	851,606	803,666

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 2,236,563	$ 2,181,739

*Share and per share data have been restated to reflect a 2-for-1 stock split payable June 1, 2005 (see Note 15)

The accompanying notes are an integral part of these condensed financial statements.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
ENERGEN CORPORATION
(Unaudited)

Six months ended June 30, (in thousands)	2005	2004

Operating Activities
Net income	$ 96,619	$ 82,455
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation, depletion and amortization	64,554	57,663
Deferred income taxes, net	30,356	28,257
Deferred investment tax credits	-	(224)
Change in derivative fair value	8,702	3,881
Gain on sale of assets	(1,455)	(255)
Other, net	3,572	10,857
Net change in:
Accounts receivable	65,861	44,376
Inventories	(984)	10,260
Accounts payable	(25,131)	(21,384)
Amounts due customers	1,271	(14,560)
Other current assets and liabilities	9,927	10,859

Net cash provided by operating activities	253,292	212,185

Investing Activities
Additions to property, plant and equipment	(122,295)	(100,925)
Proceeds from sale of assets	10,187	282
Other, net	(484)	(60)

Net cash used in investing activities	(112,592)	(100,703)

Financing Activities
Payment of dividends on common stock	(14,650)	(13,443)
Issuance of common stock	2,880	4,213
Purchase of treasury stock	(1,128)	(384)
Reduction of long-term debt	(35)	(30,033)
Proceeds from issuance of long-term debt	80,000	-
Debt issuance costs	(1,858)	-
Net change in short-term debt	(135,000)	(11,000)

Net cash used in financing activities	(69,791)	(50,647)

Net change in cash and cash equivalents	70,909	60,835
Cash and cash equivalents at beginning of period	4,489	2,127

Cash and Cash Equivalents at End of Period	$ 75,398	$ 62,962

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF INCOME
ALABAMA GAS CORPORATION
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004
Operating Revenues	$ 107,197	$ 92,744	$ 365,325	$ 347,946

Operating Expenses
Cost of gas	50,937	40,677	188,313	179,883
Operations and maintenance	32,262	30,262	60,088	58,859
Depreciation	10,643	9,858	21,056	19,468
Income taxes
Current	1,900	(1,388)	27,166	19,414
Deferred, net	(703)	1,620	(2,170)	3,078
Deferred investment tax credits, net	-	(112)	-	(224)
Taxes, other than income taxes	7,725	7,372	23,834	23,147

Total operating expenses	102,764	88,289	318,287	303,625

Operating Income	4,433	4,455	47,038	44,321

Other Income (Expense)
Allowance for funds used during construction	188	361	373	661
Other income	476	397	697	1,101
Other expense	(260)	(670)	(525)	(1,686)

Total other income	404	88	545	76

Interest Charges
Interest on long-term debt	3,559	2,763	6,972	5,750
Other interest expense	205	1,221	534	1,769

Total interest charges	3,764	3,984	7,506	7,519

Net Income	$ 1,073	$ 559	$ 40,077	$ 36,878

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED BALANCE SHEETS
ALABAMA GAS CORPORATION
(Unaudited)

(in thousands)	June 30, 2005	December 31, 2004

ASSETS
Property, Plant and Equipment
Utility plant	$ 976,441	$ 941,862
Less accumulated depreciation	389,106	373,589

Utility plant, net	587,335	568,273

Other property, net	172	325

Current Assets
Cash and cash equivalents	58,486	3,467
Accounts receivable
Gas	62,388	142,736
Other	5,713	11,952
Affiliated companies	1,692	2,190
Allowance for doubtful accounts	(9,600)	(9,600)
Inventories, at average cost
Storage gas inventory	53,465	51,093
Materials and supplies	3,502	4,281
Liquified natural gas in storage	3,220	3,688
Deferred income taxes	16,432	15,233
Prepayments and other	13,049	21,901

Total current assets	208,347	246,941

Other Assets
Regulatory asset	19,650	19,650
Deferred charges and other	6,673	4,558

Total other assets	26,323	24,208

TOTAL ASSETS	$ 822,177	$ 839,747

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED BALANCE SHEETS
ALABAMA GAS CORPORATION
(Unaudited)

(in thousands, except share data)	June 30, 2005	December 31, 2004

LIABILITIES AND CAPITALIZATION
Capitalization
Preferred stock, cumulative $0.01 par value, 120,000 shares authorized	$ -	$ -
Common shareholder's equity
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,972,052 shares outstanding at June 30, 2005 and December 31, 2004	20	20
Premium on capital stock	31,682	31,682
Capital surplus	2,802	2,802
Retained earnings	248,950	223,515

Total common shareholder's equity	283,454	258,019
Long-term debt	209,415	129,450

Total capitalization	492,869	387,469

Current Liabilities
Long-term debt due within one year	10,000	10,000
Notes payable to banks	-	82,000
Accounts payable	47,305	81,591
Accrued taxes	42,346	27,410
Customers' deposits	19,448	19,549
Amounts due customers	-	10,363
Accrued wages and benefits	7,796	7,724
Regulatory liability	32,546	47,060
Other	11,122	11,906

Total current liabilities	170,563	297,603

Deferred Credits and Other Liabilities
Deferred income taxes	39,110	40,070
Regulatory liability	115,858	111,928
Other	3,777	2,677

Total deferred credits and other liabilities	158,745	154,675

Commitments and Contingencies

TOTAL LIABILITIES AND CAPITALIZATION	$ 822,177	$ 839,747

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
ALABAMA GAS CORPORATION
(Unaudited)

Six months ended June 30, (in thousands)	2005	2004

Operating Activities
Net income	$ 40,077	$ 36,878
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	21,056	19,468
Deferred income taxes, net	(2,170)	3,078
Deferred investment tax credits	-	(224)
Other, net	2,061	2,700
Net change in:
Accounts receivable	64,580	50,071
Inventories	(1,125)	12,047
Accounts payable	(34,286)	(3,955)
Amounts due customers	1,271	(14,560)
Other current assets and liabilities	17,446	16,136

Net cash provided by operating activities	108,910	121,639

Investing Activities
Additions to property, plant and equipment	(35,484)	(29,517)
Other, net	(520)	(11)

Net cash used in investing activities	(36,004)	(29,528)

Financing Activities
Dividends	(14,642)	(13,423)
Reduction of long-term debt	(35)	(30,033)
Proceeds from issuance of long-term debt	80,000	-
Debt issuance costs	(1,708)	-
Net advances from (to) affiliates	498	(36,291)
Net change in short-term debt	(82,000)	(11,000)

Net cash used in financing activities	(17,887)	(90,747)

Net change in cash and cash equivalents	55,019	1,364
Cash and cash equivalents at beginning of period	3,467	1,440

Cash and Cash Equivalents at End of Period	$ 58,486	$ 2,804

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS ENERGEN CORPORATION AND ALABAMA GAS CORPORATION

1. BASIS OF PRESENTATION

The unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2004, 2003 and 2002 included in the 2004 Annual Report of Energen Corporation (the Company) and Alabama Gas Corporation (Alagasco) on Form 10-K. Alagasco has a September 30 fiscal year for rate-setting purposes (rate year) and reports on a calendar year for the Securities and Exchange Commission and all other financial accounting reporting purposes. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required for complete financial statements. The Company's natural gas distribution business is seasonal in character and influenced by weather conditions. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year.

The quarterly information reflects the application of Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that gains and losses from the sale of certain oil and gas properties and write-downs of certain properties held-for-sale be reported as discontinued operations, with income or loss from operations of the associated properties reported as income or loss from discontinued operations in the current and prior periods. All other adjustments to the unaudited financial statements that are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been recorded. Such adjustments consisted of normal recurring items. Certain reclassifications were made to conform prior years' financial statements to the current-quarter presentation.

2. STOCK-BASED COMPENSATION

The Company adopted the fair value recognition provisions of SFAS No. 123 (as amended), "Accounting for Stock-Based Compensation," prospectively for all stock-based employee compensation effective as of January 1, 2003. Awards under the Company's plan vest over periods ranging from one to six years. The cost related to stock-based employee compensation included in the determination of net income for the three months and six months ended June 30, 2005 and 2004, approximates that which would have been recognized if the fair value method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and diluted and basic earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2005	2004	2005	2004
Net income
As reported	$ 37,573	$ 22,270	$ 96,619	$ 82,455
Stock-based compensation expense included in reported net income, net of tax	1,924	1,499	3,692	2,544
Stock-based compensation expense determined under fair value based method, net of tax	(1,546)	(1,133)	(3,002)	(2,051)
Pro forma	$ 37,951	$ 22,636	$ 97,309	$ 82,948
Diluted earnings per average common share*
As reported	$ 0.51	$ 0.30	$ 1.31	$ 1.13
Pro forma	$ 0.51	$ 0.31	$ 1.32	$ 1.13
Basic earnings per average common share*
As reported	$ 0.51	$ 0.31	$ 1.32	$ 1.14
Pro forma	$ 0.52	$ 0.31	$ 1.33	$ 1.15
*Share and per share data have been restated to reflect a 2-for-1 stock split payable June 1, 2005 (see Note 15)

3. REGULATORY

All of Alagasco's utility operations are conducted in the state of Alabama. Alagasco is subject to regulation by the Alabama Public Service Commission (APSC) which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983. RSE was extended with modifications in 2002, 1996, 1990, 1987 and 1985. On June 10, 2002, the APSC extended Alagasco's rate-setting methodology, RSE, without change, for a six-year period through January 1, 2008. Under the terms of that extension, RSE will continue after January 1, 2008, unless, after notice to the Company and a hearing, the Commission votes to either modify or discontinue its operation. Alagasco is on a September 30 fiscal year for rate-setting purposes and reports on a calendar year for the Securities and Exchange Commission and all other financial accounting reporting purposes. Alagasco's allowed range of return on average equity remains 13.15 percent to 13.65 percent throughout the term of the order, subject to change in the event that the Commission, following a generic rate of return hearing, adjusts the equity returns of all major energy utilities operating under a similar methodology. Under RSE, the APSC conducts quarterly reviews to determine, based on Alagasco's projections and year-to-date performance, whether Alagasco's return on average equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4 percent of prior-year revenues. Alagasco did not have a reduction in rates related to the return on average equity for the rate year ended 2004. As of September 30, 2003, Alagasco had a $3 million reduction in revenues to bring the return on average equity within the allowed range of return. A $12.3 million and an $11.2 million annual increase in revenues became effective December 1, 2004 and 2003, respectively. RSE limits the utility's equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor Alagasco's operations and maintenance (O&M) expense. Under the inflation-based cost control measurement established by the APSC, if the percentage change in O&M expense per customer falls within a range of 1.25 points above or below the percentage change in the Consumer Price Index For All Urban Consumers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. The increase in O&M expense per customer was above the index range for the rate year ended September 30, 2004; as a result, the utility returned $1.2 million pre-tax to customers through rate adjustments under the provisions of RSE.

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

As of June 30, 2005, $52.4 million, net of tax, of deferred net losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified to operating revenues during the next 12-month period. The actual amounts that will be reclassified to earnings over the next year could vary materially from this amount due to changes in market conditions. Gains and losses on derivative instruments that are not accounted for as cash flow hedges as well as the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges, are included in operating revenues in the consolidated financial statements. For the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges, Energen Resources recorded a $0.8 million after-tax loss for the three months ended June 30, 2005, and a $2 million after-tax loss year-to-date. Also, Energen Resources recorded an after-tax gain of $4 million for the quarter and a $5.7 million after-tax loss year-to-date on contracts that did not meet the definition of cash flow hedges under SFAS No. 133. As of June 30, 2005, the Company had 5.77 billion cubic feet (Bcf) of gas hedges with a fair value pretax loss of $6.9 million which expire by year-end that did not meet the definition of a cash flow hedge but are considered by the Company to be viable economic hedges. The Company had $40 million and $15.6 million included in current and noncurrent deferred income taxes on the consolidated balance sheets related to OCI as of June 30, 2005 and December 31, 2004, respectively. At June 30, 2005, and December 31, 2004, the Company had $98.8 million and $40.7 million, respectively, recorded in accounts payable and $21 million and $3.2 million, respectively, recorded in other noncurrent liabilities related to derivative liabilities.

Energen Resources has entered into the following transactions for the remainder of 2005 and subsequent years:
Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2005	11.4 Bcf	$6.07 Mcf	NYMEX Swaps
	13.8 Bcf	$5.12 Mcf	Basin Specific Swaps
2006	10.1 Bcf	$7.76 Mcf	NYMEX Swaps
	17.6 Bcf	$6.04 Mcf	Basin Specific Swaps
Natural Gas Basis Differential
2005	2.2 Bcf	*	Basis Swaps
Oil
2005	817 MBbl	$34.12 Bbl	NYMEX Swaps
	480 MBbl	$33.21 Bbl	West Texas Sour Swaps
2006	2,160 MBbl	$50.19 Bbl	NYMEX Swaps
Oil Basis Differential
2005	483 MBbl	*	Basis Swaps
2006	1,800 MBbl	*	Basis Swaps
Natural Gas Liquids
2005	25.3 MMGal	$0.54 Gal	Liquids Swaps
2006	30.2 MMGal	$0.56 Gal	Liquids Swaps
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

On December 4, 2000, the APSC authorized Alagasco to engage in energy risk-management activities to manage the utility's cost of gas supply. As required by SFAS No. 133, Alagasco recognizes all derivatives as either assets or liabilities on the balance sheet with a corresponding regulatory asset or liability. Any gains or losses are passed through to customers using the mechanisms of the GSA in compliance with Alagasco's APSC-approved tariff. In accordance with SFAS No. 71, Alagasco recorded a $4 million gain and an $8.1 million gain as a regulatory liability as of June 30, 2005 and December 31, 2004, respectively, with a corresponding asset in prepayments and other for $4 million and $8.1 million as of June 30, 2005 and December 31, 2004, respectively, representing the fair value of derivatives.

5. RECONCILIATION OF EARNINGS PER SHARE

	Three months ended			Three months ended
(in thousands, except per share amounts)	June 30, 2005			June 30, 2004
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS*	$ 37,573	73,017	$ 0.51	$ 22,270	72,459	$ 0.31
Effect of Dilutive Securities
Long-range performance shares		331			259
Stock options		376			498
Restricted stock		58			33

Diluted EPS*	$ 37,573	73,782	$ 0.51	$ 22,270	73,249	$ 0.30

	Six months ended			Six months ended
(in thousands, except per share amounts)	June 30, 2005			June 30, 2004
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS*	$ 96,619	72,985	$ 1.32	$ 82,455	72,404	$ 1.14
Effect of Dilutive Securities
Long-range performance shares		320			252
Stock options		366			486
Restricted stock		55			58

Diluted EPS*	$ 96,619	73,726	$ 1.31	$ 82,455	73,200	$ 1.13

*Share and per share data have been restated to reflect a 2-for-1 stock split payable June 1, 2005 (see Note 15)
For the three months and six months ended June 30, 2005 and 2004, the Company had no options or shares of non-vested restricted stock that were excluded from the computation of diluted EPS.

6. SEGMENT INFORMATION

The Company principally is engaged in two business segments: the purchase, distribution and sale of natural gas in central and north Alabama (natural gas distribution) and the acquisition, development, exploration and production of oil and gas in the continental United States (oil and gas operations).

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004
Operating revenues from continuing operations
Oil and gas operations	$ 134,966	$ 95,708	$ 238,367	$ 192,256
Natural gas distribution	107,197	92,744	365,325	347,946
Eliminations and other	(513)	(386)	(1,034)	(854)
Total	$ 241,650	$ 188,066	$ 602,658	$ 539,348
Operating income (loss) from continuing operations
Oil and gas operations	$ 65,394	$ 41,687	$ 104,369	$ 85,762
Natural gas distribution	5,630	4,575	72,034	66,589
Eliminations and corporate expenses	(251)	(186)	(502)	(293)
Total	$ 70,773	$ 46,076	$ 175,901	$ 152,058
Other income (expense)
Oil and gas operations	$ (8,052)	$ (6,848)	$ (16,148)	$ (13,778)
Natural gas distribution	(3,360)	(3,896)	(6,961)	(7,443)
Eliminations and other	137	13	249	9
Total	$ (11,275)	$ (10,731)	$ (22,860)	$ (21,212)
Income from continuing operations before income taxes	$ 59,498	$ 35,345	$ 153,041	$ 130,846

(in thousands)	June 30, 2005	December 31, 2004
Identifiable assets
Oil and gas operations	$ 1,368,290	$ 1,315,967
Natural gas distribution	820,485	837,557
Subtotal	2,188,775	2,153,524
Eliminations and other	47,788	28,215
Total	$ 2,236,563	$ 2,181,739

7. COMPREHENSIVE INCOME (LOSS) Comprehensive income (loss) consisted of the following:
	Three months ended	Three months ended
(in thousands)	June 30, 2005	June 30, 2004

Net Income	$ 37,573	$ 22,270
Other comprehensive income (loss)
Current period change in fair value of derivative instruments, net of tax of $4 million and ($10.5) million	6,506	(17,119)
Reclassification adjustment, net of tax of $8.6 million and $7.2 million	14,108	11,820

Comprehensive Income	$ 58,187	$ 16,971

	Six months ended	Six months ended
(in thousands)	June 30, 2005	June 30, 2004

Net Income	$ 96,619	$ 82,455
Other comprehensive income (loss)
Current period change in fair value of derivative instruments, net of tax of ($39.6) million and ($22.7) million	(64,565)	(38,039)
Reclassification adjustment, net of tax of $15.2 million and $11.6 million	24,736	18,921

Comprehensive Income	$ 56,790	$ 63,337

Accumulated other comprehensive loss consisted of the following:
(in thousands)	June 30, 2005		December 31, 2004

Unrealized loss on hedges, net of tax of ($40) million and ($15.6) million	$ (65,295)		$ (25,466)
Minimum pension liability, net of tax of ($6.4) million and ($6.4) million	(11,864)		(11,864)

Accumulated Other Comprehensive Loss	$ (77,159)		$ (37,330)

8. LONG-LIVED ASSETS AND DISCONTINUED OPERATIONS

The Company applies SFAS No. 144, which retains the previous asset impairment requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," for loss recognition when the carrying value of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In addition, SFAS No. 144 requires that gains and losses on the sale of certain oil and gas properties and write-downs of certain properties held-for-sale be reported as discontinued operations, with income or loss from operations of the associated properties reported as income or loss from discontinued operations. The results of operations for held-for-sale properties are reclassified and reported as discontinued operations for prior periods in accordance with SFAS No. 144. Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. All assets held-for-sale must be reported at the lower of the carrying amount or fair value. In the six months ended June 30, 2005, Energen Resources recorded a pre-tax gain of $178,000 primarily from a property sale located in the Permian Basin. Energen Resources had no property sales during the three months ended June 30, 2005 and 2004 or the year-to-date ended June 30, 2004.

The following are the results of operations from discontinued operations:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2005	2004	2005	2004

Oil and gas revenues	$ 10	$ 113	$ 46	$ 260

Pretax income (loss) from discontinued operations	$ (3)	$ 63	$ (32)	$ 122
Income tax expense (benefit)	(1)	24	(12)	46
Income (Loss) From Discontinued Operations	(2)	39	(20)	76

Gain (loss) on disposal of discontinued operations	(20)	-	178	(21)
Income tax expense (benefit)	(7)	-	68	(8)
Gain (Loss) on Disposal of Discontinued Operations	(13)	-	110	(13)

Total Income (Loss) From Discontinued Operations	$ (15)	$ 39	$ 90	$ 63

Diluted Earnings Per Average Common Share*
Income from Discontinued Operations	$ -	$ -	$ -	$ -
Loss on Disposal of Discontinued Operations	-	-	-	-
Total Income from Discontinued Operations	$ -	$ -	$ -	$ -

Basic Earnings Per Average Common Share*
Income from Discontinued Operations	$ -	$ -	$ -	$ -
Loss on Disposal of Discontinued Operations	-	-	-	-
Total Income from Discontinued Operations	$ -	$ -	$ -	$ -

*Share and per share data have been restated to reflect a 2-for-1 stock split payable June 1, 2005 (see Note 15) 9. EMPLOYEE BENEFIT PLANS

The components of net pension expense were:

(in thousands)	Plan A		Plan B
	Three Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$ 1,544	$ 1,356	$ 155	$ 146
Interest cost	1,886	1,664	351	346
Expected long-term return on assets	(2,199)	(1,950)	(540)	(522)
Actuarial loss	687	433	31	27
Prior service cost amortization	59	58	94	88
Net periodic expense	$ 1,977	$ 1,561	$ 91	$ 85

(in thousands)	Plan A		Plan B
	Six Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$ 3,089	$ 2,712	$ 309	$ 292
Interest cost	3,772	3,328	703	692
Expected long-term return on assets	(4,398)	(3,900)	(1,079)	(1,044)
Actuarial loss	1,374	866	61	54
Prior service cost amortization	117	116	189	176
Net periodic expense	$ 3,954	$ 3,122	$ 183	$ 170
The Company is not required to make pension contributions in 2005 and does not currently plan to make discretionary contributions to Plan A or Plan B assets.

Net periodic post-retirement benefit expense included the following:

(in thousands)	Salaried Employees		Union Employees
	Three Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$ 231	$ 320	$ 124	$ 119
Interest cost	492	580	515	494
Expected long-term return on assets	(425)	(380)	(658)	(615)
Actuarial gain	(32)	-	(36)	(73)
Prior service cost amortization	-	-	1	1
Transition amortization	171	171	321	321
Net periodic expense	$ 437	$ 691	$ 267	$ 247

(in thousands)	Salaried Employees		Union Employees
	Six Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$ 462	$ 640	$ 249	$ 238
Interest cost	985	1,160	1,030	988
Expected long-term return on assets	(851)	(760)	(1,317)	(1,230)
Actuarial gain	(64)	-	(73)	(146)
Prior service cost amortization	-	-	2	2
Transition amortization	341	342	643	642
Net periodic expense	$ 873	$ 1,382	$ 534	$ 494

For the three months and six months ended June 30, 2005, the Company made contributions aggregating $1.3 million and $1.5 million, respectively, to the post-retirement plans. The Company expects to make additional discretionary contributions of approximately $1.6 million through the remainder of 2005.

10. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Certain of Alagasco's long-term gas procurement contracts for the supply, storage and delivery of natural gas include fixed charges of approximately $238.8 million through October 2013. Alagasco also is committed to purchase minimum quantities of gas at market-related prices or to pay certain costs in the event the minimum quantities are not taken. These purchase commitments are approximately 105.6 Bcf through December 2014.

Alagasco purchases gas as an agent for certain of its large commercial and industrial customers. Alagasco has in certain instances provided commodity-related guarantees to the counterparties in order to facilitate these agency purchases. Liabilities existing for gas delivered to customers subject to these guarantees are included in the consolidated balance sheet. In the event the customer for whom the guarantee was entered fails to take delivery of the gas, Alagasco can sell such gas for the customer, with the customer liable for any resulting loss. Although the substantial majority of purchases under these guarantees are for the customers' current monthly consumption and are at current market prices, in some instances, the purchases are for an extended term at a fixed price. At June 30, 2005, the fixed price purchases under these guarantees had a maximum term outstanding through March 2006 and an aggregate purchase price of $6 million with a market value of $6.8 million.

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

In January 2005, a lawsuit was tried in Cochran County, Texas in which the plaintiff alleged preferential purchase right claims against Energen Resources with respect to certain properties acquired by Energen Resources in 2002. The jury rendered a verdict in Energen Resources' favor on all counts. Subsequently, in March 2005, the Judge issued a decision overruling the jury verdict. Energen Resources is pursuing an appeal of the Judge's order and expects to prevail. Under the Judge's order, Energen Resources potential pre-tax charge to income would be approximately $2 million as of June 30, 2005. This amount includes the net cash flows attributable to the property since its acquisition.

Alagasco is a defendant in a lawsuit filed in Jefferson County, Alabama alleging breach of contract and fraud for compensatory and punitive damages in connection with compressed natural gas vehicle services provided to Alagasco by the plaintiff. Alagasco expects to prevail in its defense of the case. The lawsuit is, however, in the preliminary stages of discovery and, as noted above, it is difficult to predict litigation results. In the event that the plaintiff prevails, Alagasco's preliminary estimate of the damages award ranges from $300,000 to $2,000,000.

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

During 2004, the State of New Mexico issued new regulations related to below-grade storage pits. Such pits are used to temporarily hold produced fluids until they can be disposed of permanently. Under the new regulations, the storage pits must be constructed with secondary containment and leak detection, and all such pits will require an annual certification attesting that the storage pits do not leak. As a result of this regulation, the Company expensed $0.9 million as a lease operating expense during the three months and six months ended June 30, 2005. During 2004, the Company capitalized $0.5 million as part of its acquisition of properties in the San Juan Basin and expensed $1.6 million as a lease operating expense under this regulation. The Company does not anticipate any further remediation charges on existing properties related to the new regulations.

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

11. REGULATORY ASSETS AND LIABILITIES The following table details regulatory assets and liabilities on the balance sheets:
(in thousands)	June 30, 2005		December 31, 2004
	Current	Noncurrent	Current	Noncurrent
Regulatory assets:
Pension asset	$ -	$ 19,650	$ -	$ 19,650
Total regulatory assets	$ -	$ 19,650	$ -	$ 19,650

Regulatory liabilities:
Enhanced stability reserve	$ 3,671	$ -	$ 3,671	$ -
Gas supply adjustment	19,552	-	6,964	-
Risk management activities	3,956	-	8,097	-
RSE adjustment	297	-	1,251	-
Unbilled service margin	5,070	-	27,077	-
Asset removal costs, net	-	114,873	-	110,912
Other	-	985	-	1,016
Total regulatory liabilities	$ 32,546	$ 115,858	$ 47,060	$ 111,928

12. EQUITY AND DEBT OFFERINGS

In November 2004, Energen issued $100 million of Floating Rate Senior Notes (Senior Notes) due November 15, 2007. The interest rate is the three-month LIBOR Rate plus .35%, reset quarterly. At June 30, 2005, the interest rate was 3.62 percent on the Senior Notes. In January 2005, Alagasco issued $40 million of long-term debt with an interest rate of 5.2 percent due January 15, 2020 and $40 million of long-term debt with an interest rate of 5.7 percent due January 15, 2035. The Senior Note proceeds were used for general corporate purposes and to repay a portion of short-term debt incurred to finance the oil and gas property acquisition program of Energen Resources. Alagasco used long-term debt proceeds to repay amounts drawn on short-term credit facilities for capital expenditures and to refinance $30 million of Medium-Term Notes recalled by Alagasco in April 2004.

In July 2005, Alagasco elected to call a total of $18 million of Medium-Term Notes maturing June 27, 2007 to July 5, 2022. The call date for the above-referenced notes is August 15, 2005.

In June 2005, Energen and Alagasco increased their short-term credit lines available for working capital needs to $300 million. Alagasco has been authorized by the APSC to borrow up to a total of $100 million of these available short-term credit lines.

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

In December 2004, the FASB issued FSP No. 109-1, "Application of SFAS No. 109, Accounting for Income Taxes, to the provision within the American Jobs Creation Act of 2004 (the Act) that provides a tax deduction on qualified production activities." This Act includes a tax deduction of up to 9 percent (when fully phased-in) of the lesser of (a) qualified production activities income as defined in the Act, or (b) taxable income of the Company determined without regard to this deduction. This tax deduction would apply to qualified production activities of Energen Resources and would be limited to 50 percent of W-2 wages paid by the Company. Pursuant to FSP No. 109-1, the deduction will be reported in the period in which the deduction is claimed on the Company's tax return and will not have an effect on deferred tax assets or deferred tax liabilities. The Company estimates the impact of this tax legislation will reduce income tax expense by approximately $0.9 million during 2005.

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

In March 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations", which refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not anticipate this interpretation to have an impact on the Company.

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

Summarized below are the consolidated results of operations for the three months and six months ended June 30, 2004, on an unaudited pro forma basis as if the purchase of assets had occurred at the beginning of the period presented. The pro forma information is based on the Company's consolidated results of operations for the three months and six months ended June 30, 2004, and on the data provided by the seller. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor are they indicative of results of the future operations of the combined enterprises.

	Three months ended	Six months ended
(in thousands, except per share data)	June 30, 2004	June 30, 2004

Operating revenues	$ 193,357	$ 549,930
Income from continuing operations	$ 22,575	$ 83,081
Net income	$ 22,614	$ 83,144
Diluted earnings per average common share*	$ 0.31	$ 1.14
Basic earnings per average common share*	$ 0.31	$ 1.15
*Share and per share data have been restated to reflect a 2-for-1 stock split payable June 1, 2005 (see Note 15)

15. STOCK DIVIDEND

On April 27, 2005, Energen's shareholders approved a 2-for-1 split of the Company's common stock. The split was effected in the form of a 100 percent stock dividend and was payable on June 1, 2005, to shareholders of record on May 13, 2005. All share and per share amounts of capital stock outstanding have been adjusted to reflect the stock split. Effective April 29, 2005, the Restated Certificate of Incorporation of Energen Corporation was amended to increase the Company's authorized common stock, par value $0.01 per share, from 75,000,000 shares to 150,000,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Energen's net income totaled $37.6 million ($0.51 per diluted share) for the three months ended June 30, 2005 and compared favorably with net income of $22.3 million ($0.30 per diluted share) for the same period in the prior year.

Loss from discontinued operations was $15,000 in the current quarter as compared with income of $39,000 in the prior-year second quarter. Energen Resources Corporation, Energen's oil and gas subsidiary, had net income and net income from continuing operations for the three months ended June 30, 2005, of $36.4 million compared with $21.8 million in the same quarter in the previous year. Significantly higher commodity prices (approximately $19 million after-tax) and increased production volumes (approximately $5 million after-tax) were partially offset by increased lease operating expenses (approximately $4 million after-tax), higher production taxes (approximately $2 million after-tax) and increased depreciation, depletion and amortization (DD&A) expense (approximately $2 million after-tax). Energen's natural gas utility, Alagasco, reported net income of $1.1 million in the second quarter of 2005 and compared favorably to net income of $0.6 million in the same period last year primarily reflecting the timing of revenue recovery between quarters under the utility's rate setting mechanism.

For the 2005 year-to-date, Energen's net income totaled $96.6 million ($1.31 per diluted share) and compared favorably to net income of $82.5 million ($1.13 per diluted share) for the same period in the prior year. Income from discontinued operations totaled $90,000 and $63,000 in the current- and prior-year periods, respectively. Energen Resources had net income for the six months ended June 30, 2005, of $56 million as compared with $45 million in the previous period. Energen Resources generated income from continuing operations of $55.9 million in the current year-to-date as compared with $45 million in the same period last year primarily as a result of higher commodity prices (approximately $21 million after-tax) and increased production volumes (approximately $7 million after-tax) partially offset by the impact of increased lease operating expenses (approximately $7 million after-tax), higher production taxes (approximately $3 million after-tax), increased DD&A expense (approximately $3 million after-tax) and increased administrative expenses (approximately $3 million after-tax). Alagasco's net income of $40.1 million in the current year-to-date increased from net income of $36.9 million in the same period in the previous year primarily reflecting the utility's ability to earn on a higher level of equity and the timing of revenue recovery under the utility's rate setting mechanism.

Oil and Gas Operations

Revenues from oil and gas operations rose 41.1 percent to $134.5 million for the three months ended June 30, 2005, and 24 percent to $237.3 million in the year-to-date largely as a result of increased commodity prices as well as the impact of higher gas and natural gas liquids production volumes. During the current quarter, average gas prices rose 30.7 percent to $6.22 per thousand cubic feet (Mcf), while average oil prices increased 26.8 percent to $33.63 per barrel. Natural gas liquids prices increased 23.8 percent to an average price of $0.52 per gallon. In the year-to-date, average gas prices increased 13.9 percent to $5.43 Mcf, average oil prices rose 22.6 percent to $32.89 per barrel and natural gas liquids prices increased 26.8 percent to $0.52 per gallon. The average sales prices reflected the impact of open and closed derivative instruments including a $2.7 million after-tax gain in the current quarter and a $4.3 million after-tax loss year-to-date from the effects of open gas derivative contracts marked-to-market. These gas contracts did not meet the definition of cash flow hedges, as more fully described below. For the three months ended June 30, 2005, the Company also included in the average gas and oil sales prices a $0.2 million after-tax loss for the quarter and a $1 million after-tax loss year-to-date on open contracts for the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges.

Production increased primarily due to volumes related to the purchase of San Juan Basin coalbed methane properties and increased drilling of wells in North Louisiana. Energen Resources acquired an estimated 245 Bcfe of proved natural gas and natural gas liquids reserves in the San Juan Basin effective August 1, 2004. Negatively affecting production was a normal production decline that was in excess of new production coming on-line in the Permian Basin. Natural gas production from continuing operations in the second quarter rose 10.5 percent to 15.2 billion cubic feet (Bcf), oil volumes increased 2 percent to 848 thousand barrels (MBbl) and natural gas liquids production increased 10.1 percent to 18.6 million gallons (MMgal). For the year-to-date, natural gas production increased 8.8 percent to 29.9 Bcf while oil production decreased 2.2 percent to 1.7 MBbl. Natural gas liquids production rose 6.8 percent to 34.4 MMgal. Natural gas comprised approximately 65 percent of Energen Resources' production for the current quarter and the year-to-date.

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

Energen Resources applies SFAS No. 133 which requires all derivatives to be recognized on the balance sheet and measured at fair value. If a derivative is designated as a cash flow hedge, the effectiveness of the hedge, or the degree that the gain (loss) for the hedging instrument offsets the loss (gain) on the hedged item is measured at each reporting period. The effective portion of the gain or loss on the derivative instrument is recognized in other comprehensive income (OCI) as a component of equity and subsequently reclassified into earnings as operating revenues when the forecasted transaction affects earnings. The ineffective portion of a derivative's change in fair value is required to be recognized in earnings immediately. Derivatives that do not qualify for hedge treatment under SFAS No. 133 must be recorded at fair value with gains or losses recognized in operating revenues in the period of change. Energen Resources recorded an after-tax loss of $0.8 million for the three months ended June 30, 2005, and a $2 million after-tax loss year-to-date on open and closed contracts that did not meet the definition of cash flow hedges under SFAS No. 133. For the three months ended June 30, 2005, the Company recorded a $4 million after-tax gain for the quarter and a $5.7 million after-tax loss year-to-date on open and closed contracts for the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges.

Energen Resources has entered into the following transactions for the remainder of 2005 and subsequent years:
Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2005	11.4 Bcf	$6.07 Mcf	NYMEX Swaps
	13.8 Bcf	$5.12 Mcf	Basin Specific Swaps
2006	10.1 Bcf	$7.76 Mcf	NYMEX Swaps
	17.6 Bcf	$6.04 Mcf	Basin Specific Swaps
Natural Gas Basis Differential
2005	2.2 Bcf	*	Basis Swaps
Oil
2005	817 MBbl	$34.12 Bbl	NYMEX Swaps
	480 MBbl	$33.21 Bbl	West Texas Sour Swaps
2006	2,160 MBbl	$50.19 Bbl	NYMEX Swaps
Oil Basis Differential
2005	483 MBbl	*	Basis Swaps
2006	1,800 MBbl	*	Basis Swaps
Natural Gas Liquids
2005	25.3 MMGal	$0.54 Gal	Liquids Swaps
2006	30.2 MMGal	$0.56 Gal	Liquids Swaps
* Average contract prices are not meaningful due to the varying nature of each contract.

Realized prices are anticipated to be lower than NYMEX prices due to basis differences and other factors.

Operations and maintenance (O&M) expense increased $8.6 million for the quarter and $16.5 million in the year-to-date. Lease operating expenses (excluding production taxes) increased by $6.9 million for the quarter and $11.9 million year-to-date primarily due to increased workover and maintenance expenses, increased ad valorem taxes, environmental compliance costs and overall price increases related to higher commodity prices. Administrative expense rose $1.6 million for the three months ended June 30, 2005 and $4.2 million in the year-to-date, primarily due to labor related costs. Exploration expense was higher by $0.1 million in the second quarter and by $0.4 million in year-to-date comparisons.

Energen Resources' DD&A expense for the quarter increased $3.4 million and rose $5.4 million year-to-date. The average depletion rate for the current quarter was $0.96 per mcfe as compared to $0.88 per mcfe in the same period a year ago. For the six months ended June 30, 2005, the average depletion rate was $0.95 per mcfe as compared to $0.88 per mcfe in the previous period. The increases in depletion rates were largely due to a higher depreciation rate on coalbed methane properties purchased in the prior year.

Energen Resources' expense for taxes other than income taxes primarily reflected production-related taxes that were $3.4 million higher this quarter and $5.4 million higher year-to-date largely due to increased commodity market prices and increased production related to the prior year San Juan Basin acquisition.

Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. With respect to developed properties, sales may occur as a result of, but not limited to, disposing of non-strategic or marginal assets and accepting offers where the buyer gives greater value to a property than does Energen Resources. The Company is required to reflect gains and losses on the dispositions of these assets, the write-down of certain properties held-for-sale, and income or loss from the operations of the associated held-for-sale properties as discontinued operations under the provisions of SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." In the current year-to-date, Energen Resources recorded a pre-tax gain of $178,000 primarily from a property sale located in the Permian Basin. Energen Resources had no property sales during the three months ended June 30, 2005 and 2004 or the year-to-date ended June 30, 2004.

Natural Gas Distribution

Natural gas distribution revenues increased $14.5 million for the quarter largely due to an increase in the commodity cost of gas and an increase in weather related sales volumes. Weather that was 27.8 percent colder than in the same period last year contributed to a 10.9 percent increase in residential sales volumes while small commercial and industrial customer sales volumes increased 8.3 percent. Transportation volumes decreased 9.4 percent in period comparisons. Revenues for the year-to-date rose $17.4 million primarily due to an increase in commodity gas costs partially offset by a decrease in weather related usage. Weather that was 7.8 percent warmer than in the previous period contributed to an 8.9 percent decline in residential sales volumes and a 6.9 percent decrease in small commercial and industrial customer sales volumes. Large transportation volumes declined 7.6 percent. Higher gas costs along with increased gas purchase volumes resulted in a 25.2 percent increase in cost of gas for the quarter. For the year-to-date, an increase in cost of gas of 4.7 percent was largely due to significantly higher gas costs partially offset by decreased gas purchase volumes. Utility gas costs include commodity cost, risk management gains and losses and the provisions of the GSA rider. The GSA rider in Alagasco's rate schedule provides for a pass-through of gas price fluctuations to customers without markup. Alagasco's tariff provides a temperature adjustment to certain customers' bills designed to substantially remove the effect of departures from normal temperatures. The temperature adjustment applies primarily to residential, small commercial and small industrial customers.

As discussed more fully in Note 3, Alagasco is subject to regulation by the Alabama Public Service Commission (APSC). On June 10, 2002, the APSC issued an order to extend Alagasco's rate-setting mechanism. Under the terms of that extension, RSE will continue after January 1, 2008, unless, after notice to Alagasco and a hearing, the Commission votes to either modify or discontinue its operation.

O&M expense increased 6.6 percent in the current quarter and 2.1 percent in the six months ended June 30, 2005, primarily due to increased labor-related expense partially offset by reduced bad debt expense and insurance costs. An 8 percent increase in depreciation expense in the current quarter and an 8.2 percent increase in the year-to-date was due to normal replacement of the utility's distribution and support systems. Taxes other than income taxes primarily reflected various state and local business taxes as well as payroll-related taxes. State and local business taxes generally are based on gross receipts and fluctuate accordingly.

Non-Operating Items

Interest expense for the Company increased $0.8 million in the second quarter and $2.2 million year-to-date primarily due to the issuance of $100 million of Floating Rate Senior Notes by Energen in November 2004 as well as Alagasco's issuance of $40 million of long-term debt with an interest rate of 5.2 percent and $40 million of long-term debt with an interest rate of 5.7 percent in January 2005. In the year-to-date comparison, these increases were partially offset by interest on $30 million of Medium-Term Notes that were called in April 2004 by Alagasco. In the current quarter, income tax expense for the Company increased $8.8 million and was $8.1 million higher in year-to-date comparisons largely due to higher consolidated pre-tax income. Alagasco's income tax expense increased $1.1 million in the current quarter and $2.7 million in the year-to-date primarily due to higher pre-tax income and increased taxes in the current quarter related to utility depreciable plant of $0.4 million after-tax.

FINANCIAL POSITION AND LIQUIDITY

Cash flows from operations for the year-to-date were $253.3 million as compared to $212.2 million. Operating cash flow benefited from higher realized commodity prices and production volumes at Energen Resources. The Company's working capital needs were also impacted by current liabilities associated with Energen Resources' hedge position and other changes in working capital items, which are highly influenced by throughput, changes in weather, and timing of payments. Working capital needs at Alagasco were primarily affected by increased gas costs compared to the prior period.

The Company had a net outflow of cash from investing activities of $112.6 million for the six months ended June 30, 2005 primarily due to additions of property, plant and equipment. Energen Resources invested $88.5 million in capital expenditures primarily related to the development of oil and gas properties. Utility capital expenditures totaled $35.5 million in the year-to-date and primarily represented system distribution expansion and support facilities.

The Company used $69.8 million for financing activities in the year-to-date primarily due to the repayment of short-term borrowings and dividends paid to common stockholders. Also influencing financing activities were the proceeds from the issuance of $80 million of long-term debt by Alagasco in January 2005.

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

On April 27, 2005, Energen's shareholders approved a 2-for-1 split of the Company's common stock. The split was effected in the form of a 100 percent stock dividend and was payable on June 1, 2005, to shareholders of record on May 13, 2005. All share and per share amounts of capital stock outstanding have been adjusted to reflect the stock split.

Energen Resources' capital investment for oil and gas activities over a five-year planning period ending December 31, 2009, is estimated to be approximately $1.5 billion, with $1.2 billion for property acquisitions and related development, $253 million for other development and $25 million for exploratory and other activities. To finance Energen Resources' investment program, the Company expects primarily to utilize short-term credit facilities to supplement internally generated cash flow. The Company may also periodically issue long-term debt and equity to replace short-term obligations, enhance liquidity and provide for permanent financing. Energen has available short-term credit facilities aggregating $300 million to help finance its growth plans and operating needs. As more fully discussed above, the Company issued $100 million of long-term debt in November 2004. These proceeds were used for general corporate purposes and to repay a portion of short-term debt incurred to finance the oil and gas property acquisition program of Energen Resources.

In 2005, Energen Resources plans to invest approximately $364 million in capital expenditures, including $200 million in property acquisitions, $7 million in related acquisition development and $157 million in other development and exploratory activities. As of December 31, 2004, the estimated amount of development of previously identified proved undeveloped reserves was approximately $84 million. Capital investment at Energen Resources in 2006 is expected to approximate $215 million for property acquisitions, $29 million for related acquisition development and $57 million for other development and exploration. Of this $57 million, development of previously identified proved undeveloped reserves is estimated to be $30 million and exploratory exposure is estimated to be $3 million.

Energen Resources currently expects production to approximate 94 Bcfe and 98 Bcfe for 2005 and 2006, respectively. The Company's most recent estimate of production attributable to already owned proved reserves was prepared as of December 31, 2004. Production from proved reserves owned as of December 31, 2004, was estimated as 91 Bcfe and 88 Bcfe for 2005 and 2006, respectively.

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

Alagasco maintains an investment in storage gas that is expected to average approximately $56 million in 2005 but may vary depending upon the price of natural gas. During 2005 and 2006, Alagasco plans to invest approximately $61 million and $57 million, respectively, in utility capital expenditures for normal distribution and support systems. Over the Company's five-year planning period ending December 31, 2009, Alagasco anticipates capital investments of approximately $295 million. The utility anticipates funding these capital requirements through internally generated capital and the utilization of short-term credit facilities. In January 2005, Alagasco issued $80 million in long-term debt to repay amounts drawn on short-term credit facilities for capital expenditures and to refinance the $30 million in Medium-Term Notes recalled by Alagasco in April 2004. In July 2005, Alagasco elected to call a total of $18 million of Medium-Term Notes maturing June 27, 2007 to July 5, 2022. The call date for the above-referenced notes is August 15, 2005.

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

Access to capital is an integral part of the Company's business plan. The Company regularly provides information to corporate rating agencies related to current business activities and future performance expectations. In June 2005, Standard & Poor's (S&P) lowered its corporate credit rating on Energen and Alagasco to BBB+ with a stable outlook from A- with a negative outlook. While the Company expects to have ongoing access to its short-term credit facilities and the broader long-term markets, continued access could be adversely affected by future economic and business conditions and credit rating downgrades.

Contractual Cash Obligations and Other Commitments

In the course of ordinary business activities, Energen enters into a variety of contractual cash obligations and other commitments. The following table summarizes the Company's significant contractual cash obligations, other than hedging contracts as of June 30, 2005.

	Payments Due before December 31,
(in thousands)	Total	2005	2006 & 2007	2008 & 2009	2010 & Thereafter

Short-term debt	$ -	$ -	$ -	$ -	$ -
Long-term debt (1)	624,415	10,000	122,000	15,000	477,415
Interest payments on debt (2)	506,267	19,995	77,497	67,534	341,241
Purchase obligations (3)	238,860	24,849	99,888	85,006	29,117
Capital lease obligations	-	-	-	-	-
Operating leases	51,024	1,933	7,392	6,409	35,290

Total contractual cash obligations	$ 1,420,566	$ 56,777	$ 306,777	$ 173,949	$ 883,063

(1) Long-term cash obligations include $1.5 million of unamortized debt discounts as of June 30, 2005.

(2) Includes interest on fixed rate debt and an estimate of adjustable rate debt. The adjustable rate interest is calculated based on the indexed rate in effect at June 30, 2005.

(3) Certain of the Company's long-term gas procurement contracts for the supply, storage and delivery of natural gas include fixed charges of approximately $238.8 million through October 2013. The Company also is committed to purchase minimum quantities of gas at market-related prices or to pay certain costs in the event the minimum quantities are not taken. These purchase commitments are approximately 105.6 Bcf through December 2014.

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

The Company has two defined non-contributory pension plans and provides certain post-retirement healthcare and life insurance benefits. The Company is not required to make any funding payments during 2005 for the pension plans and does not currently plan to make discretionary contributions. The Company expects to make discretionary payments of $1.6 million to post-retirement benefit program assets during the remainder of 2005.

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

In December 2004, the FASB issued FSP No. 109-1, "Application of SFAS No. 109, Accounting for Income Taxes, to the provision within the American Jobs Creation Act of 2004 (the Act) that provides a tax deduction on qualified production activities." This Act includes a tax deduction of up to 9 percent (when fully phased-in) of the lesser of (a) qualified production activities income as defined in the Act, or (b) taxable income of the Company determined without regard to this deduction. This tax deduction would apply to qualified production activities of Energen Resources and would be limited to 50 percent of W-2 wages paid by the Company. Pursuant to FSP No. 109-1, the deduction will be reported in the period in which the deduction is claimed on the Company's tax return and will not have an effect on deferred tax assets or deferred tax liabilities. The Company estimates the impact of this tax legislation will reduce income tax expense by approximately $0.9 million during 2005.

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

In March 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations", which refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not anticipate this interpretation to have an impact on the Company.

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

SELECTED BUSINESS SEGMENT DATA
ENERGEN CORPORATION
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except sales price data)	2005	2004	2005	2004

Oil and Gas Operations
Operating revenues from continuing operations
Natural gas	$ 94,401	$ 65,330	$ 162,001	$ 130,659
Oil	28,499	22,026	54,804	45,713
Natural gas liquids	9,653	7,135	17,798	13,155
Other	1,900	831	2,730	1,875
Total	$ 134,453	$ 95,322	$ 237,333	$ 191,402

Production volumes from continuing operations
Natural gas (MMcf)	15,177	13,731	29,859	27,439
Oil (MBbl)	848	831	1,666	1,704
Natural gas liquids (MMgal)	18.6	16.9	34.4	32.2
Production volumes from continuing operations (MMcfe)	22,912	21,126	44,768	42,258
Total production volumes (MMcfe)	22,919	21,149	44,825	42,310

Average sales price including effects of derivative instruments
Natural gas (Mcf)	$ 6.22	$ 4.76	$ 5.43	$ 4.76
Oil (barrel)	$ 33.63	$ 26.52	$ 32.89	$ 26.83
Natural gas liquids (gallon)	$ 0.52	$ 0.42	$ 0.52	$ 0.41
Average sales price excluding effects of derivative contracts marked-to-market and open ineffectiveness
Natural gas (Mcf)	$ 5.79	$ 4.90	$ 5.73	$ 4.84
Oil (barrel)	$ 34.07	$ 28.10	$ 33.84	$ 28.11
Natural gas liquids (gallon)	$ 0.52	$ 0.42	$ 0.52	$ 0.41
Average sales price excluding effects of derivative instruments
Natural gas (Mcf)	$ 6.36	$ 5.61	$ 6.16	$ 5.46
Oil (barrel)	$ 47.65	$ 35.69	$ 46.55	$ 34.18
Natural gas liquids (gallon)	$ 0.64	$ 0.52	$ 0.64	$ 0.51

Other data from continuing operations
Lease operating expense (LOE)
LOE and other	$ 25,366	$ 18,443	$ 48,117	$ 36,248
Production taxes	$ 11,869	$ 8,456	$ 22,073	$ 16,692
Total	$ 37,235	$ 26,899	$ 70,190	$ 52,940
Depreciation, depletion and amortization	$ 22,458	$ 19,027	$ 43,470	$ 38,101
Capital expenditures	$ 48,024	$ 49,964	$ 88,509	$ 71,408
Exploration expenditures	$ 170	$ 52	$ 494	$ 100
Operating income	$ 65,394	$ 41,687	$ 104,369	$ 85,762
Natural Gas Distribution
Operating revenues
Residential	$ 64,778	$ 56,644	$ 242,932	$ 233,304
Commercial and industrial - small	29,580	24,575	94,880	89,176
Transportation	10,245	9,102	23,274	20,477
Other	2,594	2,423	4,239	4,989
Total	$ 107,197	$ 92,744	$ 365,325	$ 347,946

Gas delivery volumes (MMcf)
Residential	4,170	3,760	17,183	18,869
Commercial and industrial - small	2,411	2,227	7,706	8,275
Transportation	11,942	13,183	25,683	27,781
Total	18,523	19,170	50,572	54,925
Other data
Depreciation and amortization	$ 10,643	$ 9,858	$ 21,056	$ 19,468
Capital expenditures	$ 20,897	$ 16,410	$ 35,699	$ 30,221
Operating income	$ 5,630	$ 4,575	$ 72,034	$ 66,589

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

The Company's interest rate exposure as of June 30, 2005 was minimal since approximately 85 percent of long-term debt obligations were at fixed rates.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS*

Period	Total Number of Shares Purchased**	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Progams***

April 1, 2005 through April 30, 2005	436	$ 33.48	-	-
May 1, 2005 through May 31, 2005	436	$ 31.88	-	-
June 1, 2005 through June 30, 2005	3,890	$ 35.58	-	2,150,700
Total	4,762	$ 35.05	-	2,150,700

* Share and per share data have been restated to reflect a 2-for-1 stock split payable June 1, 2005 (see Note 15).
** Acquired in connection with tax withholdings and payment of exercise price on stock compensation plans.

*** By resolution adopted May 24, 1994, and supplemented by a resolution adopted April 26, 2000, the Board of Directors authorized the Company to repurchase up to 3,564,400 shares of the Company's common stock. The resolutions do not have an expiration date.

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

ENERGEN CORPORATION
ALABAMA GAS CORPORATION

August 8, 2005	By /s/ Wm. Michael Warren, Jr.
Wm. Michael Warren, Jr.
Chairman, President and Chief Executive
Officer of Energen Corporation, Chairman and Chief Executive Officer of
Alabama Gas Corporation

August 8, 2005	By /s/ G. C. Ketcham
G. C. Ketcham
Executive Vice President, Chief
Financial Officer and Treasurer of
Energen Corporation and Alabama Gas
Corporation

August 8, 2005	By /s/ Grace B. Carr
Grace B. Carr
Vice President and Controller of Energen
Corporation

August 8, 2005	By /s/ Paula H. Rushing
Paula H. Rushing
Vice President-Finance of Alabama Gas
Corporation