Form 10-Q
period 2007-06-30
ALABAMA GAS CORP; ENERGEN CORP
filed 2007-08-03
CIK 3146, 277595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number	Registrant	State of Incorporation	IRS Employer Identification Number
1-7810	Energen Corporation	Alabama	63-0757759
2-38960	Alabama Gas Corporation	Alabama	63-0022000

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

Energen Corporation	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Alabama Gas Corporation	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Energen Corporation	YES ☐ NO ☒
Alabama Gas Corporation	YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of July 31, 2007

Energen Corporation	$0.01 par value	71,746,619 shares
Alabama Gas Corporation	$0.01 par value	1,972,052 shares

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

ENERGEN CORPORATION

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2007	2006	2007	2006
Operating Revenues
Oil and gas operations	$203,356	$169,178	$397,389	$338,697
Natural gas distribution	111,566	113,196	410,194	431,819

Total operating revenues	314,922	282,374	807,583	770,516

Operating Expenses
Cost of gas	53,358	57,831	221,496	251,881
Operations and maintenance	84,111	78,401	166,154	152,884
Depreciation, depletion and amortization	38,707	34,499	76,727	68,796
Taxes, other than income taxes	21,870	21,433	52,182	54,112
Accretion expense	971	912	1,921	1,810

Total operating expenses	199,017	193,076	518,480	529,483

Operating Income	115,905	89,298	289,103	241,033

Other Income (Expense)
Interest expense	(12,016)	(12,366)	(24,237)	(25,543)
Other income	950	255	1,511	962
Other expense	(187)	(272)	(382)	(501)

Total other expense	(11,253)	(12,383)	(23,108)	(25,082)

Income From Continuing Operations Before Income Taxes	104,652	76,915	265,995	215,951
Income tax expense	36,749	27,313	94,211	78,848

Income From Continuing Operations	67,903	49,602	171,784	137,103

Discontinued Operations, Net of Taxes
Income (loss) from discontinued operations	—	(1)	1	(8)
Gain (loss) on disposal of discontinued operations	—	—	—	—

Income (Loss) From Discontinued Operations	—	(1)	1	(8)

Net Income	$67,903	$49,601	$171,785	$137,095

Diluted Earnings Per Average Common Share
Continuing operations	$0.94	$0.67	$2.38	$1.85
Discontinued operations	—	—	—	—

Net Income	$0.94	$0.67	$2.38	$1.85

Basic Earnings Per Average Common Share
Continuing operations	$0.95	$0.68	$2.40	$1.87
Discontinued operations	—	—	—	—

Net Income	$0.95	$0.68	$2.40	$1.87

Dividends Per Common Share	$0.115	$0.11	$0.23	$0.22

Diluted Average Common Shares Outstanding	72,249	73,902	72,153	73,978

Basic Average Common Shares Outstanding	71,592	73,028	71,538	73,148

The accompanying notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

ENERGEN CORPORATION

(Unaudited)

(in thousands)	June 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$8,774	$10,307
Accounts receivable, net of allowance for doubtful accounts of $14,952 at June 30, 2007, and $13,961 at December 31, 2006	189,017	329,766
Inventories, at average cost
Storage gas inventory	65,598	68,769
Materials and supplies	10,506	9,281
Liquified natural gas in storage	3,707	3,766
Regulatory asset	6,222	35,479
Deferred income taxes	15,287	—
Prepayments and other	29,948	32,211

Total current assets	329,059	489,579

Property, Plant and Equipment
Oil and gas properties, successful efforts method	2,318,900	2,163,065
Less accumulated depreciation, depletion and amortization	609,524	559,059

Oil and gas properties, net	1,709,376	1,604,006

Utility plant	1,087,119	1,060,562
Less accumulated depreciation	433,941	421,075

Utility plant, net	653,178	639,487

Other property, net	10,231	8,921

Total property, plant and equipment, net	2,372,785	2,252,414

Other Assets
Regulatory asset	37,984	38,385
Prepaid pension costs and postretirement assets	18,600	19,975
Deferred charges and other	40,213	36,534

Total other assets	96,797	94,894

TOTAL ASSETS	$2,798,641	$2,836,887

The accompanying notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

ENERGEN CORPORATION

(Unaudited)

(in thousands, except share and per share data)	June 30, 2007	December 31, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Long-term debt due within one year	$—	$100,000
Notes payable to banks	83,000	58,000
Accounts payable	145,946	194,448
Accrued taxes	55,982	42,960
Customers’ deposits	20,376	21,094
Amounts due customers	3,899	14,382
Accrued wages and benefits	16,811	24,548
Regulatory liability	15,488	33,871
Deferred income taxes	—	15,354
Other	70,262	65,985

Total current liabilities	411,764	570,642

Long-term debt	572,780	582,490

Deferred Credits and Other Liabilities
Asset retirement obligation	56,935	53,980
Pension liabilities	31,145	32,504
Regulatory liability	141,354	135,466
Deferred income taxes	242,032	241,146
Other	31,212	18,590

Total deferred credits and other liabilities	502,678	481,686

Commitments and Contingencies
Shareholders’ equity
Preferred stock, cumulative $0.01 par value, 5,000,000 shares authorized	—	—
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized, 74,116,355 shares issued at June 30, 2007, and 73,699,244 shares issued at December 31, 2006	741	737
Premium on capital stock	421,461	412,989
Capital surplus	2,802	2,802
Retained earnings	998,936	844,880
Accumulated other comprehensive gain (loss), net of tax
Unrealized gain on hedges	1,413	50,555
Pension and postretirement plans	(20,678)	(23,177)
Deferred compensation plan	15,987	13,956
Treasury stock, at cost (3,377,577 shares at June 30, 2007, and 3,253,337 shares at December 31, 2006)	(109,243)	(100,673)

Total shareholders’ equity	1,311,419	1,202,069

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,798,641	$2,836,887

The accompanying notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

ENERGEN CORPORATION

(Unaudited)

Six months ended June 30, (in thousands)	2007	2006
Operating Activities
Net income	$171,785	$137,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	76,727	68,796
Deferred income taxes	1,307	30,390
Change in derivative fair value	(1,574)	841
Gain on sale of assets	(76)	(60)
Other, net	11,318	9,025
Net change in:
Accounts receivable, net	87,292	133,120
Inventories	2,005	(1,420)
Accounts payable	(70,297)	(66,014)
Amounts due customers	5,118	(28,492)
Other current assets and liabilities	748	1,381

Net cash provided by operating activities	284,353	284,662

Investing Activities
Additions to property, plant and equipment	(156,730)	(129,369)
Acquisitions, net of cash acquired	(31,299)	(3,942)
Proceeds from sale of assets	678	76
Other, net	(1,363)	(1,077)

Net cash used in investing activities	(188,714)	(134,312)

Financing Activities
Payment of dividends on common stock	(16,548)	(16,164)
Issuance of common stock	1,171	130
Purchase of treasury stock	—	(33,050)
Payments of long-term debt	(154,791)	(330)
Proceeds from issuance of long-term debt	45,000	—
Debt issuance costs	(494)	—
Net change in short-term debt	25,000	(99,000)
Other	3,490	901

Net cash used in financing activities	(97,172)	(147,513)

Net change in cash and cash equivalents	(1,533)	2,837
Cash and cash equivalents at beginning of period	10,307	8,714

Cash and Cash Equivalents at End of Period	$8,774	$11,551

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF INCOME

ALABAMA GAS CORPORATION

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Operating Revenues	$111,566	$113,196	$410,194	$431,819

Operating Expenses
Cost of gas	53,358	57,831	221,496	251,881
Operations and maintenance	33,375	33,387	65,732	64,266
Depreciation	11,707	10,933	23,254	21,679
Income taxes
Current	910	1,670	25,298	25,833
Deferred, net	(278)	(2,047)	(593)	(3,491)
Taxes, other than income taxes	8,156	8,334	26,305	27,555

Total operating expenses	107,228	110,108	361,492	387,723

Operating Income	4,338	3,088	48,702	44,096

Other Income (Expense)
Allowance for funds used during construction	175	255	312	478
Other income	424	198	903	671
Other expense	(161)	(265)	(350)	(494)

Total other income	438	188	865	655

Interest Charges
Interest on long-term debt	3,029	3,246	5,993	6,483
Other interest expense	369	561	1,867	1,430

Total interest charges	3,398	3,807	7,860	7,913

Net Income (Loss)	$1,378	$(531)	$41,707	$36,838

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED BALANCE SHEETS

ALABAMA GAS CORPORATION

(Unaudited)

(in thousands)	June 30, 2007	December 31, 2006
ASSETS
Property, Plant and Equipment
Utility plant	$1,087,119	$1,060,562
Less accumulated depreciation	433,941	421,075

Utility plant, net	653,178	639,487

Other property, net	160	163

Current Assets
Cash and cash equivalents	4,846	8,765
Accounts receivable
Gas	80,009	159,101
Other	10,814	10,708
Affiliated companies	3,312	—
Allowance for doubtful accounts	(14,200)	(13,200)
Inventories, at average cost
Storage gas inventory	65,598	68,769
Materials and supplies	4,038	4,199
Liquified natural gas in storage	3,707	3,766
Deferred income taxes	14,401	13,251
Regulatory asset	6,222	35,479
Prepayments and other	1,431	3,557

Total current assets	180,178	294,395

Other Assets
Regulatory asset	37,984	38,385
Prepaid pension costs and postretirement assets	14,511	15,369
Deferred charges and other	7,283	6,326

Total other assets	59,778	60,080

TOTAL ASSETS	$893,294	$994,125

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED BALANCE SHEETS

ALABAMA GAS CORPORATION

(Unaudited)

(in thousands, except share data)	June 30, 2007	December 31, 2006
LIABILITIES AND CAPITALIZATION
Capitalization
Preferred stock, cumulative $0.01 par value, 120,000 shares authorized	$—	$—
Common shareholder’s equity
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,972,052 shares issued at June 30, 2007 and December 31, 2006	20	20
Premium on capital stock	31,682	31,682
Capital surplus	2,802	2,802
Retained earnings	275,872	250,560

Total common shareholder’s equity	310,376	285,064
Long-term debt	208,965	208,756

Total capitalization	519,341	493,820

Current Liabilities
Notes payable to banks	16,000	58,000
Accounts payable	62,666	118,936
Affiliated companies	—	18,130
Accrued taxes	51,940	37,813
Customers’ deposits	20,376	21,094
Amounts due customers	3,899	14,382
Accrued wages and benefits	7,727	9,714
Regulatory liability	15,488	33,871
Other	9,279	8,225

Total current liabilities	187,375	320,165

Deferred Credits and Other Liabilities
Deferred income taxes	42,561	42,195
Regulatory liability	141,354	135,466
Other	2,663	2,479

Total deferred credits and other liabilities	186,578	180,140

Commitments and Contingencies

TOTAL LIABILITIES AND CAPITALIZATION	$893,294	$994,125

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS

ALABAMA GAS CORPORATION

(Unaudited)

Six months ended June 30, (in thousands)	2007	2006
Operating Activities
Net income	$41,707	$36,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,254	21,679
Deferred income taxes	(593)	(3,491)
Other, net	2,570	3,208
Net change in:
Accounts receivable	63,939	107,459
Inventories	3,391	(691)
Accounts payable	(44,726)	(62,555)
Amounts due customers	5,118	(28,492)
Other current assets and liabilities	12,880	7,971

Net cash provided by operating activities	107,540	81,926

Investing Activities
Additions to property, plant and equipment	(31,214)	(39,911)
Net advances to affiliates	(3,312)	—
Other, net	(1,126)	(936)

Net cash used in investing activities	(35,652)	(40,847)

Financing Activities
Dividends	(16,395)	(15,248)
Payments of long-term debt	(44,791)	(330)
Proceeds from issuance of long-term debt	45,000	—
Debt issuance costs	(494)	—
Net advances to affiliates	(18,130)	922
Net change in short-term debt	(42,000)	(30,000)
Other	1,003	—

Net cash used in financing activities	(75,807)	(44,656)

Net change in cash and cash equivalents	(3,919)	(3,577)
Cash and cash equivalents at beginning of period	8,765	7,169

Cash and Cash Equivalents at End of Period	$4,846	$3,592

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION

1. BASIS OF PRESENTATION

The unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2006, 2005 and 2004 included in the 2006 Annual Report of Energen Corporation (the Company) and Alabama Gas Corporation (Alagasco) on Form 10-K. Alagasco has a September 30 fiscal year for rate-setting purposes (rate year) and reports on a calendar year for the Securities and Exchange Commission and all other financial accounting reporting purposes. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required for complete financial statements. The Company’s natural gas distribution business is seasonal in character and influenced by weather conditions. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year.

The quarterly information reflects the application of Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that gains and losses from the sale of certain oil and gas properties and impairments on certain properties held-for-sale be reported as discontinued operations, with income or loss from operations of the associated properties reported as income or loss from discontinued operations in the current and prior periods. All other adjustments to the unaudited financial statements that are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been recorded. Such adjustments consisted of normal recurring items. Certain reclassifications were made to conform prior years’ financial statements to the current-quarter presentation.

2. REGULATORY

All of Alagasco’s utility operations are conducted in the state of Alabama. Alagasco is subject to regulation by the Alabama Public Service Commission (APSC) which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983. RSE was extended with modifications in 2002, 1996, 1990, 1987 and 1985. On June 10, 2002, the APSC extended Alagasco’s rate-setting methodology, RSE, without change, for a six-year period through January 1, 2008. Under the terms of that extension, RSE will continue after January 1, 2008, unless, after notice to the Company and a hearing, the Commission votes to either modify or discontinue its operations. Alagasco is on a September 30 fiscal year for rate-setting purposes (rate year) and reports on a calendar year for the Securities and Exchange Commission and all other financial accounting reporting purposes. Alagasco’s allowed range of return on average equity remains 13.15 percent to 13.65 percent throughout the term of the order, subject to change in the event that the Commission, following a generic rate of return hearing, adjusts the equity returns of all major energy utilities operating under a similar methodology. Under RSE, the APSC conducts quarterly reviews to determine, based on Alagasco’s projections and year-to-date performance, whether Alagasco’s return on average equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4 percent of prior-year revenues. Alagasco did not have a reduction in rates related to the return on average equity for the rate year ended 2006. A $14.3 million and a $15.8 million annual increase in revenues became effective December 1, 2006 and 2005, respectively. RSE limits the utility’s equity upon which a return is permitted to 60 percent of total capitalization and provides for certain cost control measures designed to monitor Alagasco’s operations and maintenance (O&M) expense. Under the inflation-based cost control measurement established by the APSC, if the percentage change in O&M expense per customer falls within a range of 1.25 points above or below the percentage change in the Consumer Price Index For All Urban Consumers (index range), no adjustment is required. If the change in O&M expense per customer exceeds the index range, three-quarters of the difference is returned to customers. To the extent the change is less than the index range, the utility benefits by one-half of the difference through future rate adjustments. The increase in O&M expense per customer was above the index range for the rate year ended September 30, 2006; as a result, the utility had a $1.5 million pre-tax decrease in revenues with a corresponding rate reduction effective December 1, 2006, under the provisions of RSE.

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

3. DERIVATIVE COMMODITY INSTRUMENTS

Energen Resources Corporation, Energen’s oil and gas subsidiary, periodically enters into derivative commodity instruments that qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge its exposure to price fluctuations on oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Such instruments may include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange (NYMEX) and over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. In some contracts, the amount of credit allowed before collateral must be posted for out-of-the-money hedges varies depending on the credit rating of the Company or Alagasco. In cases where this arrangement exists, generally the credit ratings must be maintained at investment grade status to have available counterparty credit. Adverse changes to the Company’s or Alagasco’s credit rating results in decreasing amounts of credit available under these contracts. The counterparties for these contracts do not extend credit to the Company or Alagasco in the event credit ratings are below investment grade. At June 30, 2007, Energen Resources was in a net gain position with three of its counterparties and a net loss with the remaining three, with no collateral requirements. Energen Resources used various counterparties for its over-the-counter derivatives as of June 30, 2007. The Company believes the creditworthiness of these counterparties is satisfactory.

Energen Resources applies SFAS No. 133 as amended which requires all derivatives to be recognized on the balance sheet and measured at fair value. If a derivative is designated as a cash flow hedge, the effectiveness of the hedge, or the degree that the gain (loss) for the hedging instrument offsets the loss (gain) on the hedged item is measured at each reporting period. The effective portion of the gain or loss on the derivative instrument is recognized in other comprehensive income (OCI) as a component of equity and subsequently reclassified into earnings as operating revenues when the forecasted transaction affects earnings. The ineffective portion of a derivative’s change in fair value is required to be recognized in operating revenues immediately. Derivatives that do not qualify for hedge treatment under SFAS No. 133 must be recorded at fair value with gains or losses recognized in operating revenues in the period of change.

As of June 30, 2007, $13.1 million, net of tax, of deferred net gains on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified and reported in earnings as operating revenues during the next twelve-month period. The actual amount that will be reclassified to earnings over the next year could vary materially from this amount due to changes in market conditions. Gains and losses on derivative instruments that are not accounted for as cash flow hedge transactions, as well as the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges, are included in operating revenues in the consolidated financial statements. For the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges, Energen Resources recorded a $1.2 million after-tax gain for the three months ended June 30, 2007, and a $0.5 million after-tax gain year-to-date. Also, the Company recorded an after-tax gain of approximately $0.2 million during the second quarter of 2007 and a $0.3 million after-tax gain year-to-date on contracts which did not meet the definition of cash flow hedges under SFAS No. 133. As of June 30, 2007, all of the Company’s hedges met the definition of a cash flow hedge. The Company had a net $0.9 million and a net $31 million deferred tax liability included in current and noncurrent deferred income taxes on the consolidated balance sheets related to derivative items included in OCI as of June 30, 2007 and December 31, 2006, respectively. At June 30, 2007, and December 31, 2006, the Company had $27.1 million and $93.3 million, respectively, of current unrealized derivative gains recorded in accounts receivable. The Company also had $3.7 million and $0.7 million of current unrealized derivative losses recorded in accounts payable at June 30, 2007 and December 31, 2006, respectively, and $20.7 million and $11.9 million, respectively, of non-current unrealized derivative losses recorded in deferred credits and other liabilities. The Company had $1.8 million of non-current unrealized derivative gains recorded in deferred charges and other as of June 30, 2007.

Energen Resources entered into the following transactions for the remainder of 2007 and subsequent years:

Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2007	6.3 Bcf	$9.28 Mcf	NYMEX Swaps
	14.7 Bcf	$7.83 Mcf	Basin Specific Swaps
2008	7.2 Bcf	$8.79 Mcf	NYMEX Swaps
	7.2 Bcf	$7.98 Mcf	Basin Specific Swaps
Oil
2007	1,353 MBbl	$69.99 Bbl	NYMEX Swaps
2008	2,668 MBbl	$68.24 Bbl	NYMEX Swaps
2009	900 MBbl	$56.25 Bbl	NYMEX Swaps
Oil Basis Differential
2007	1,179 MBbl	*	Basis Swaps
2008	1,433 MBbl	*	Basis Swaps
Natural Gas Liquids
2007	22.4 MMGal	$0.93 Gal	Liquids Swaps
2008	17.1 MMGal	$0.91 Gal	Liquids Swaps

*	Average contract prices are not meaningful due to the varying nature of each contract.

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

On December 4, 2000, the APSC authorized Alagasco to engage in energy risk-management activities to manage the utility’s cost of gas supply. As required by SFAS No. 133, Alagasco recognizes all derivatives as either assets or liabilities on the balance sheet with a corresponding regulatory asset or liability. Any gains or losses are passed through to customers using the mechanisms of the GSA in compliance with Alagasco’s APSC-approved tariff. In accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” at June 30, 2007, Alagasco recognized a $4.6 million unrealized derivative gain in accounts receivable with a corresponding current regulatory liability of $4.6 million representing the fair value of derivatives. At December 31, 2006, Alagasco recognized an $11.5 million unrealized derivative loss in accounts payable with a corresponding current regulatory asset of $11.5 million representing the fair value of derivatives.

4. RECONCILIATION OF EARNINGS PER SHARE

(in thousands, except per share amounts)	Three months ended June 30, 2007			Three months ended June 30, 2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS	$67,903	71,592	$0.95	$49,601	73,028	$0.68
Effect of Dilutive Securities
Performance share awards		340			426
Stock options		231			340
Non-vested restricted stock		86			108

Diluted EPS	$67,903	72,249	$0.94	$49,601	73,902	$0.67

(in thousands, except per share amounts)	Six months ended June 30, 2007			Six months ended June 30, 2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS	$171,785	71,538	$2.40	$137,095	73,148	$1.87
Effect of Dilutive Securities
Performance share awards		325			382
Stock options		210			344
Non-vested restricted stock		80			104

Diluted EPS	$171,785	72,153	$2.38	$137,095	73,978	$1.85

For the three months and six months ended June 30, 2007, the Company had 7,260 options and 239,545 options, respectively, that were excluded from the computation of diluted EPS. The Company had no options that were excluded from the computation of diluted EPS for the three months and the six months ended June 30, 2006. For the three months and six months ended June 30, 2007 and 2006, the Company had no shares of non-vested restricted stock that were excluded from the computation of diluted EPS.

5. SEGMENT INFORMATION

The Company principally is engaged in two business segments: the development, acquisition, exploration and production of oil and gas in the continental United States (oil and gas operations) and the purchase, distribution and sale of natural gas in central and north Alabama (natural gas distribution).

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Operating revenues from continuing operations
Oil and gas operations	$203,356	$169,178	$397,389	$338,697
Natural gas distribution	111,566	113,196	410,194	431,819

Total	$314,922	$282,374	$807,583	$770,516

Operating income (loss) from continuing operations
Oil and gas operations	$111,472	$87,138	$216,773	$175,677
Natural gas distribution	4,970	2,711	73,407	66,438
Eliminations and corporate expenses	(537)	(551)	(1,077)	(1,082)

Total	$115,905	$89,298	$289,103	$241,033

Other income (expense)
Oil and gas operations	$(8,335)	$(8,723)	$(15,839)	$(18,010)
Natural gas distribution	(2,960)	(3,619)	(6,995)	(7,258)
Eliminations and other	42	(41)	(274)	186

Total	$(11,253)	$(12,383)	$(23,108)	$(25,082)

Income from continuing operations before income taxes	$104,652	$76,915	$265,995	$215,951

(in thousands)	June 30, 2007	December 31, 2006
Identifiable assets
Oil and gas operations	$1,872,915	$1,822,216
Natural gas distribution	889,982	994,125

Subtotal	2,762,897	2,816,341
Eliminations and other	35,744	20,546

Total	$2,798,641	$2,836,887

6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following:

	Three months ended June 30,
(in thousands)	2007	2006
Net Income	$67,903	$49,601
Other comprehensive income (loss)
Current period change in fair value of derivative instruments, net of tax of $7.5 million and $1.7 million	12,233	2,694
Reclassification adjustment for derivative instruments, net of tax of ($6.9) million and $1 million	(11,282)	1,679
Pension and postretirement plans, net of tax of $0.3 million	640	—

Comprehensive Income	$69,494	$53,974

	Six months ended June 30,
(in thousands)	2007	2006
Net Income	$171,785	$137,095
Other comprehensive income (loss)
Current period change in fair value of derivative instruments, net of tax of ($12.7) million and $23.9 million	(20,750)	38,937
Reclassification adjustment for derivative instruments, net of tax of ($17.4) million and $8 million	(28,392)	13,123
Pension and postretirement plans, net of tax of $1.3 million	2,499	—

Comprehensive Income	$125,142	$189,155

Accumulated other comprehensive income (loss) consisted of the following:

(in thousands)	June 30, 2007	December 31, 2006
Unrealized gain on hedges, net of tax of $0.9 million and $31 million	$1,413	$50,555
Pension and postretirement plans, net of tax of ($11.1) million and ($12.5) million	(20,678)	(23,177)

Accumulated Other Comprehensive Income (Loss)	$(19,265)	$27,378

7. STOCK COMPENSATION

1997 Stock Incentive Plan

Stock Options: The 1997 Stock Incentive Plan provided for the grant of incentive stock options, non-qualified stock options, or a combination thereof to officers and key employees. Options granted under the Plan provide for the purchase of Company common stock at not less than the fair market value on the date the option is granted. The sale or transfer of the shares is limited during certain periods. All outstanding options vest within three years from date of grant and expire 10 years from the grant date. The Company granted 232,285 shares during the first quarter of 2007 and 7,260 shares during the second quarter of 2007 with a weighted average grant-date fair value of $17.33 and $20.05, respectively.

Restricted Stock: In addition, the 1997 Stock Incentive Plan provided for the grant of restricted stock. In the six months ended June 30, 2007, 6,805 shares were awarded. These awards were valued based on the quoted market price of the Company’s common stock at the date of grant and have a three year vesting period.

2004 Stock Appreciation Rights Plan

The Energen 2004 Stock Appreciation Rights Plan provided for the payment of cash incentives measured by the long-term appreciation of Company stock. These awards are liability awards which settle in cash and are re-measured each reporting period until settlement. During 2007 year-to-date, 85,906 awards with a weighted average grant-date fair value of $18.70 were granted with stock appreciation rights. These awards have a three year vesting period.

2005 Petrotech Incentive Plan

The Energen Resources’ 2005 Petrotech Incentive Plan provided for the grant of stock equivalent units. These awards are liability awards which settle in cash and are re-measured each reporting period until settlement. During the six months ended June 30, 2007, Energen Resources awarded 5,242 Petrotech units with a weighted average grant-date fair value of $49.65. These awards have a three year vesting period.

8. LONG-LIVED ASSETS AND DISCONTINUED OPERATIONS

The Company applies SFAS No. 144, which retains the previous asset impairment requirements of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” for loss recognition when the carrying value of an asset exceeds the sum of the undiscounted estimated future cash flows of the asset. In addition, SFAS No. 144 requires that gains and losses on the sale of certain oil and gas properties and writedowns of certain properties held-for-sale be reported as discontinued operations, with income or loss from operations of the associated properties reported as income or loss from discontinued operations. The results of operations for held-for-sale properties are reclassified and reported as discontinued operations for prior periods in accordance with SFAS No. 144. Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. All assets held-for-sale must be reported at the lower of the carrying amount or fair value. Energen Resources had no property sales under the provisions of SFAS No. 144 during the three months and six months ended June 30, 2007 and 2006.

The following were the results of operations from discontinued operations:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2007	2006	2007	2006
Oil and gas revenues (expenses)	$—	$(2)	$(2)	$(2)

Pretax income (loss) from discontinued operations	$—	$(1)	$2	$(12)
Income tax expense (benefit)	—	—	1	(4)

Income (Loss) From Discontinued Operations	—	(1)	1	(8)

Gain (loss) on disposal of discontinued operations	—	—	—	—
Income tax expense (benefit)	—	—	—	—

Gain (Loss) on Disposal of Discontinued Operations	—	—	—	—

Total Income (Loss) From Discontinued Operations	$—	$(1)	$1	$(8)

Diluted Earnings Per Average Common Share
Income (Loss) from Discontinued Operations	$—	$—	$—	$—
Gain (Loss) on Disposal of Discontinued Operations	—	—	—	—

Total Income (Loss) from Discontinued Operations	$—	$—	$—	$—

Basic Earnings Per Average Common Share
Income (Loss) from Discontinued Operations	$—	$—	$—	$—
Gain (Loss) on Disposal of Discontinued Operations	—	—	—	—

Total Income (Loss) from Discontinued Operations	$—	$—	$—	$—

9. EMPLOYEE BENEFIT PLANS

The components of net pension expense for the Company’s two defined benefit non-contributory pension plans and certain nonqualified supplemental pension plans were:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$1,703	$1,613	$3,406	$3,226
Interest cost	2,771	2,679	5,565	5,358
Expected long-term return on assets	(3,267)	(2,997)	(6,535)	(5,994)
Actuarial loss	1,145	1,314	2,368	2,628
Prior service cost amortization	229	181	459	362
Transition amortization	—	1	—	2

Net periodic expense	$2,581	$2,791	$5,263	$5,582

The Company is not required to make pension contributions and does not currently plan on making discretionary contributions to the qualified pension plans during 2007. The Company made benefit payments aggregating $3.2 million to retirees of the nonqualified supplemental retirement plans in the first quarter of 2007 and expects to make additional benefit payments of approximately $0.5 million through the remainder of 2007. The Company recognized a settlement charge of $2.1 million in the first quarter of 2007 for the payment of lump sums from the nonqualified supplemental retirement plans. This charge represented an acceleration of the unamortized actuarial losses as required under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” Additional lump sum payments of $0.3 million in settlement charges are expected to be paid in the third quarter of 2007.

The components of net periodic postretirement benefit expense for the Company’s postretirement benefit plans were:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$256	$295	$511	$608
Interest cost	923	902	1,846	1,842
Expected long-term return on assets	(1,250)	(1,225)	(2,501)	(2,429)
Actuarial gain	(315)	(273)	(630)	(441)
Transition amortization	479	480	959	958

Net periodic expense	$93	$179	$185	$538

For the three months and six months ended June 30, 2007, the Company made contributions aggregating $0.2 million and $0.5 million, respectively, to the postretirement benefit plan assets. The Company expects to make additional discretionary contributions of approximately $0.5 million to postretirement benefit plan assets through the remainder of 2007.

10. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Certain of Alagasco’s long-term gas procurement contracts for the supply, storage and delivery of natural gas include fixed charges of approximately $203 million through October 2015. Alagasco also is committed to purchase minimum quantities of gas at market-related prices or to pay certain costs in the event the minimum quantities are not taken. These purchase commitments are 142 Bcf through April 2015.

Alagasco purchases gas as an agent for certain of its large commercial and industrial customers. Alagasco has in certain instances provided commodity-related guarantees to the counterparties in order to facilitate these agency purchases. Liabilities for gas delivered to customers subject to these guarantees are included in the balance sheets. In the event the customer fails to take delivery of the gas, Alagasco can sell such gas for the customer, with the customer liable for any resulting loss. Although the substantial majority of purchases under these guarantees are for the customers’ current monthly consumption and are at current market prices, in some instances, the purchases are for an extended term at a fixed price. At June 30, 2007, the fixed price purchases under these guarantees had a maximum term outstanding through March 2008 and an aggregate purchase price of $7.2 million with a market value of $6.8 million.

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

A discussion of certain litigation in the state of Louisiana related to the restoration of oilfield properties is included above under Legal Matters.

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

11. REGULATORY ASSETS AND LIABILITIES

The following table details regulatory assets and liabilities on the balance sheets:

	June 30, 2007		December 31, 2006
(in thousands)	Current	Noncurrent	Current	Noncurrent
Regulatory assets:
Pension asset	$—	$27,673	$—	$28,476
Accretion and depreciation for asset retirement obligation	—	10,279	—	9,803
Gas supply adjustment	5,931	—	23,595	—
Risk management activities	—	—	11,543	—
Other	291	32	341	106

Total regulatory assets	$6,222	$37,984	$35,479	$38,385

Regulatory liabilities:
Enhanced stability reserve	$3,951	$—	$3,951	$—
Risk management activities	4,576	—	—	—
RSE adjustment	317	—	1,460	—
Unbilled service margin	6,611	—	27,233	—
Asset removal costs, net	—	119,219	—	114,520
Asset retirement obligation	—	13,211	—	12,833
Pension liability and postretirement benefits	—	7,851	—	7,220
Other	33	1,073	1,227	893

Total regulatory liabilities	$15,488	$141,354	$33,871	$135,466

12. ACQUISITION AND DISPOSITIONS OF OIL AND GAS PROPERTIES

In May 2007, Energen Resources purchased oil properties in the Permian Basin for $18 million. To finance the acquisition, Energen used its available cash and existing lines of credit.

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

13. LONG-TERM DEBT

In January 2007, Alagasco issued $45 million of long-term debt with an interest rate of 5.9% due January 15, 2037. Alagasco used these long-term debt proceeds to redeem the $34.4 million of 6.75% Notes, maturing September 1, 2031 and $10 million of 7.97% Medium-Term Notes maturing September 23, 2026.

In April 2007, Energen voluntarily redeemed $10 million of Medium-Term Notes, Series A, with an annual interest rate of 8.09% due September 15, 2026. Associated with this redemption, the Company incurred a call premium of 4.045%.

In May 2007, Energen voluntarily recalled the $100 million Floating Rate Senior Notes due November 15, 2007.

14. RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD (FASB)

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (FIN 48) as of January 1, 2007. This Interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, the Company recognized an approximate $1.2 million increase in the liability for unrecognized tax benefits and a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s unrecognized tax benefits totaled $7.7 million, of which $3.9 million would favorably impact the Company’s effective tax rate, if recognized. The remaining $3.8 million of liability for unrecognized tax benefits represents a reclassification from previously established deferred tax liabilities pursuant to the adoption of FIN 48. The Company’s tax returns for years 2003-2005 remain open to examination by the Internal Revenue Service and major state taxing jurisdictions. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company recognized approximately $484,000 in potential interest (net of tax benefit) and penalties associated with uncertain tax positions. There have been no material changes in the unrecognized tax benefits during the period since the date of the FIN 48 adoption. The change in the unrecognized tax benefit within the next 12 months is not expected to be material to the financial statements.

During September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or a liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS

No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this Statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to measure financial instruments and certain other items at fair value to mitigate volatility in reported earnings. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this Statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in the Form 10-K for the year ended December 31, 2006, except as follows:

As of January 1, 2007, the Company accounts for uncertain tax positions in accordance with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (FIN 48). The application of income tax law is inherently complex; laws and regulation in this area are voluminous and often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding income tax exposures. Interpretations and guidance related to income tax laws and regulation change over time. As such, it is possible that changes in the Company’s subjective assumptions and judgments could materially affect amounts recognized in the consolidated balance sheets and statements of income. Additional information related to the Company’s uncertain tax position is provided in Note 14 to the Unaudited Condensed Financial Statements.

RESULTS OF OPERATIONS

Energen’s net income totaled $67.9 million ($0.94 per diluted share) for the three months ended June 30, 2007 and compared favorably with net income of $49.6 million ($0.67 per diluted share) for the same period in the prior year. Energen Resources Corporation, Energen’s oil and gas subsidiary, had net income and net income from continuing operations for the three months ended June 30, 2007, of $66.9 million compared with $50.4 million in the same quarter in the previous year. Significantly higher commodity prices (approximately $21 million after-tax) were partially offset by increased lease operating expenses (approximately $5 million after-tax) and increased depreciation, depletion and amortization (DD&A) expense (approximately $2 million after-tax). Qualified oil and gas production subject to the Section 199 Domestic Production Activities Deduction (approximately $2 million after-tax) also benefited current year income in period comparisons. Energen’s natural gas utility, Alagasco, reported net income of $1.4 million in the second quarter of 2007 compared to a net loss of $0.5 million in the same period last year. This increase, in part, reflected the utility’s ability to earn on its investment in utility plant. In addition, net income in the prior year was negatively affected by customer conservation related to higher gas cost.

For the 2007 year-to-date, Energen’s net income totaled $171.8 million ($2.38 per diluted share) and compared favorably to net income of $137.1 million ($1.85 per diluted share) for the same period in the prior year. Energen Resources generated net income and net income from continuing operations for the six months ended June 30, 2007, of $130.1 million as compared with $100.2 million in the previous period primarily as a result of higher commodity prices (approximately $34 million after-tax), increased production volumes (approximately $3 million after-tax) and the Section 199 production activities deduction (approximately $3 million after-tax) partially offset by the impact of increased lease operating expenses (approximately $6 million after-tax), higher DD&A expense (approximately $4 million after-tax) and increased administrative expenses (approximately $2 million after-tax). Alagasco’s net income of $41.7 million in the current year-to-date compared to net income of $36.8 million in the same period in the previous year for the same reasons affecting the second quarter results.

Oil and Gas Operations

Revenues from oil and gas operations rose 20.2 percent to $203.4 million for the three months ended June 30, 2007 and 17.3 percent to $397.4 million in the year-to-date largely as a result of increased commodity prices as well as the impact of higher production volumes. During the current quarter, revenue per unit of production for natural gas rose 17.8 percent to $7.95 per thousand cubic feet (Mcf), while oil revenue per unit of production increased 23.3 percent to $64.03 per barrel. Natural gas liquids revenue per unit of production increased 26.1 percent to an average price of $0.87 per gallon. In the year-to-date, revenue per unit of production for natural gas increased 10.9 percent to $7.94 per thousand cubic feet (Mcf), oil revenue per unit of production increased 25.1 percent to $61.23 per barrel and natural gas liquids revenue per unit of production rose 29.7 percent to an average price of $0.83 per gallon.

Production increased primarily due to additional development activities in the San Juan and Permian basins partially offset by normal production declines. Natural gas production from continuing operations in the second quarter remained stable at 15.7 billion cubic feet (Bcf), while oil volumes increased 3.6 percent to 947 thousand barrels (MBbl). Natural gas liquids production decreased slightly to 19.1 million gallons (MMgal). For the year-to-date, natural gas production from continuing operations increased 0.6 percent to 31.2 Bcf, oil volumes rose 2.2 percent to 1,873 MBbl and natural gas liquids production increased 3.5 percent to 38 MMgal. Natural gas comprised approximately 65 percent of Energen Resources’ production for the current quarter and the year-to-date.

Energen Resources periodically enters into derivative commodity instruments that qualify as cash flow hedges under Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge its exposure to price fluctuations to its estimated oil, natural gas and natural gas liquids production. Energen Resources applies SFAS No. 133 which requires all derivatives to be recognized on the balance sheet and measured at fair value. If a derivative is designated as a cash flow hedge, the effectiveness of the hedge, or the degree that the gain (loss) for the hedging instrument offsets the loss (gain) on the hedged item is measured at each reporting period. The effective portion of the gain or loss on the derivative instrument is recognized in other comprehensive income (OCI) as a component of equity and subsequently reclassified into earnings as operating revenues when the forecasted transaction affects earnings. The ineffective portion of a derivative’s change in fair value is required to be recognized in operating revenues immediately. Derivatives that do not qualify for hedge treatment under SFAS No. 133 must be recorded at fair value with gains or losses recognized in operating revenues in the period of change. The Company recorded an after-tax gain of approximately $0.2 million during the second quarter of 2007 and a $0.3 million after-tax gain year-to-date on contracts which did not meet the definition of cash flow hedges under SFAS No. 133. For the three months and six months ended June 30, 2007, the Company recorded a $1.2 million after-tax gain and a $0.5 million after-tax gain, respectively, for the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges.

Operations and maintenance (O&M) expense increased $5.7 million for the quarter and $11.8 million in the year-to-date. Lease operating expense (excluding production taxes) increased by $7.5 million for the quarter largely due to higher field services costs and increased repairs and maintenance expense in the Permian and the San Juan basins due, in part, to the timing of these expenses compared to the prior quarter. In the year-to-date, lease operating expense (excluding production taxes) rose $9 million primarily due to a general rise in field services costs, increased repair and maintenance expense in the Permian Basin and higher transportation costs related to increased San Juan Basin production. Administrative expense decreased $0.5 million for the three months ended June 30, 2007. For the six months ended June 30, 2007, administrative expense rose $4 million largely due to increased litigation reserve and labor-related costs. Exploration expense declined $1.2 million in the second quarter of 2007 and $1.3 million in the year-to-date primarily due to decreased exploratory efforts.

Energen Resources’ DD&A expense for the quarter rose $3.4 million and increased $6.4 million year-to-date. The average depletion rate for the current quarter was $1.09 per Mcfe as compared to $0.96 per Mcfe in the same period a year ago. For the six months ended June 30, 2007, the average depletion rate was $1.09 as compared to $0.97 in the previous period. The increase in the current quarter and year-to-date expense was largely due to higher rates resulting from a decline in year-end reserve prices combined with higher development costs.

Energen Resources’ expense for taxes other than income taxes was $0.6 million higher in the second quarter largely due to production-related taxes that were higher due to increased natural gas and natural gas liquids commodity market prices, partially offset by decreased oil commodity market prices. For the six months ended June 30, 2007, the $0.7 million decrease in taxes other than income taxes primarily reflected lower production-related taxes due to decreased natural gas and oil commodity market prices; these decreases were partially offset by higher production volumes and increased natural gas liquids commodity market prices. Commodity market prices exclude the effects of derivative instruments.

Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. With respect to developed properties, sales may occur as a result of, but not limited to, disposing of non-strategic or marginal assets and accepting offers where the buyer gives greater value to a property than does Energen Resources. The Company is required to reflect gains and losses on the dispositions of these assets, the impairments on certain properties held-for-sale, and income or loss from the operations of the associated held-for-

sale properties as discontinued operations under the provisions of SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Energen Resources had no property sales under the provisions of SFAS No. 144 during the three months and six months ended June 30, 2007 and 2006.

Natural Gas Distribution

Natural gas distribution revenues decreased $1.6 million for the quarter primarily due to a decrease in the cost of gas and a decrease in usage. Weather that was 8.6 percent warmer than in the same quarter in the prior year contributed to a 3.3 percent decrease in residential sales volumes. Commercial and industrial customer sales volumes decreased 4.9 percent while transportation volumes increased 5.2 percent in period comparisons. Revenues for the year-to-date declined $21.6 million largely due to a decrease in gas costs and a slight decrease in customer usage. For the year-to-date, weather was 1.2 percent warmer compared to the same period last year. Residential sales volumes declined 1.4 percent and commercial and industrial customer sales volumes decreased 2.4 percent. Transportation volumes increased 2.7 percent in period comparisons. A decline in gas costs combined with a decrease in gas volumes resulted in a 7.7 percent decrease in cost of gas for the quarter and a 12.1 percent decrease year-to-date. Utility gas costs include commodity cost, risk management gains and losses and the provisions of the GSA rider. The GSA rider in Alagasco’s rate schedule provides for a pass-through of gas price fluctuations to customers without markup. Alagasco’s tariff provides a temperature adjustment to certain customers’ bills designed to substantially remove the effect of departures from normal temperatures. The temperature adjustment applies primarily to residential, small commercial and small industrial customers.

As discussed more fully in Note 2 to the Unaudited Condensed Financial Statements, Alagasco is subject to regulation by the Alabama Public Service Commission (APSC). On June 10, 2002, the APSC issued an order to extend Alagasco’s rate-setting mechanism. Under the terms of that extension, RSE will continue after January 1, 2008, unless, after notice to Alagasco and a hearing, the Commission votes to either modify or discontinue its operation.

O&M expense remained stable in the current quarter. In the six months ended June 30, 2007, O&M expense rose 2.3 percent primarily due to higher self-insured workers’ compensation and general liability costs partially offset by decreased bad debt expense. A 7.1 percent increase in depreciation expense in the current quarter and a 7.3 percent increase in the year-to-date was primarily due to normal extension and replacement of the utility’s distribution system and replacement of its support systems. Taxes other than income taxes primarily reflected various state and local business taxes as well as payroll-related taxes. State and local business taxes generally are based on gross receipts and fluctuate accordingly.

Non-Operating Items

Interest expense for the Company decreased $0.4 million in the second quarter of 2007. For the year-to-date, interest expense declined $1.3 million primarily due to lower borrowings at Energen Resources. Income tax expense for the Company increased $9.4 million in the current quarter and $15.4 million year-to-date largely due to higher pre-tax income partially offset by the after-tax impact of Section 199.

FINANCIAL POSITION AND LIQUIDITY

Cash flows from operations for the year-to-date were $284.4 million as compared to $284.7 million in the prior period. Operating cash flow benefited from higher realized commodity prices and production volumes at Energen Resources partially offset by a decrease in deferred income taxes primarily due to depreciation and basis differences in the current period and the prior period utilization of minimum tax credit. The Company’s working capital needs were also highly influenced by the timing of payments. Working capital needs at Alagasco were primarily affected by decreased gas costs compared to the prior period.

The Company had a net outflow of cash from investing activities of $188.7 million for the six months ended June 30, 2007 primarily due to additions of property, plant and equipment. Energen Resources invested $160.5 million in capital expenditures primarily related to the development of oil and gas properties including an $18 million acquisition in the Permian Basin. Utility capital expenditures totaled $31.2 million in the year-to-date and primarily represented expansion and replacement of its distribution system and support facilities.

The Company used $97.2 million for financing activities in the year-to-date primarily for the payment of dividends to common shareholders and the early redemption of $100 million Floating Rate Senior Notes due November 15, 2007, $34.4 million of 6.75% Notes maturing September 1, 2031, $10 million of Medium-Term Notes, Series A, with an annual interest rate of 8.09% due September 15, 2026 and $10 million of 7.97% Medium-Term Notes maturing September 23, 2026. Partially offsetting these uses of cash was the January 2007 issuance by Alagasco of $45 million in long-term debt with an interest rate of 5.9% due January 15, 2037.

FUTURE CAPITAL RESOURCES AND LIQUIDITY

Energen plans to continue investing significant capital in Energen Resources’s oil and gas production operations. In the three-year period ending December 31, 2009, the Company expects to invest approximately $690 million in its four major areas of operation. For 2007, the Company expects its oil and gas capital spending to total approximately $304 million, including $18 million for an acquisition in the Permian Basin in May 2007 and $260 million for the development of existing properties. Capital investment at Energen Resources in 2008 is expected to approximate $193 million, including $185 million for the development of existing properties.

The Company also may allocate additional capital during this three-year period for other oil and gas activities such as property acquisitions and the exploration and development of potential shale plays primarily in Alabama. Energen Resources may evaluate acquisition opportunities which arise in the marketplace and from time to time will pursue acquisitions that meet Energen’s acquisition criteria. Energen Resources’ ability to invest in property acquisitions is subject to market conditions and industry trends. Property acquisitions are not included in the aforementioned estimate of oil and gas investments and could result in capital expenditures different from those outlined above. In October 2006, Energen Resources sold to Chesapeake Energy Corporation (Chesapeake) a 50 percent interest in its unproved lease position of approximately 200,000 acres in various shale plays in Alabama for $75 million and a $15 million carried drilling interest. In addition, the two companies signed an agreement to form an area of mutual interest (AMI) through which they will pursue new leases, exploration, development and operations on a 50-50 basis, for at least the next 10 years. Energen Resources and Chesapeake continue to lease shared acreage in the AMI, which encompasses Alabama and some of Georgia in advance of drilling. As of July 25, 2007, Energen Resources’ net acreage position totaled approximately 220,000 acres and represents multiple shale opportunities. Energen Resources has total net capitalized costs related to unproved shale leaseholds of approximately $13 million. The Company has not included in its capital spending estimates above any amounts associated with future potential development and/or exploratory drilling in the AMI.

To finance capital spending at Energen Resources, the Company primarily expects to use internally generated cash flow supplemented by its short-term credit facilities. The Company also may issue long-term debt and equity periodically to replace short-term obligations, enhance liquidity and provide for permanent financing. In May 2007, Energen redeemed $100 million of Floating Rate Senior Notes that were due November 2007. In April 2007, Energen recalled $10 million of Medium-Term Notes, Series A, with an annual interest rate of 8.09% due September 15, 2026. Energen currently has available short-term credit facilities aggregating $415 million to help finance its growth plans and operating needs.

Energen also plans to consider stock repurchases as a capital investment option over the next 24-36 months. In May 2006, Energen began a buy-back of its common stock under an existing stock repurchase plan. In June 2006, the Company’s Board of Directors authorized an additional 9 million shares of common stock for repurchase. Energen may buy shares from time to time on the open market or in negotiated purchases. The timing and amounts of any repurchases are subject to changes in market conditions. During 2006, the Company purchased 2.2 million shares at an average price of $39.08 per share. The Company did not repurchase shares of common stock for this program during the six months ended June 30, 2007. The Company currently plans to continue utilizing internally generated cash flow to fund any future stock repurchases.

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

Energen Resources hedges its exposure to estimated commodity production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Such instruments may include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange (NYMEX) and over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. In some contracts, the amount of credit allowed before collateral must be posted for out-of-the-money hedges varies depending on the credit rating of the Company or Alagasco. In cases where this arrangement exists, generally the credit ratings must be maintained at investment grade status to have available counterparty credit. Adverse changes to the Company’s credit rating will result in decreasing amounts of credit available under these contracts. The counterparties for these contracts do not extend credit to the Company in the event credit ratings are below investment grade. At June 30, 2007, Energen Resources was in a net gain position with three of its counterparties and a net loss with the remaining three, with no collateral requirements. Energen Resources used various counterparties for its over-the-counter derivatives as of June 30, 2007. The Company believes the creditworthiness of these counterparties is satisfactory. These hedge transactions are pursuant to standing authorizations by the Board of Directors, which do not permit speculative positions.

Energen Resources entered into the following transactions for the remainder of 2007 and subsequent years:

Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2007	6.3 Bcf	$9.28 Mcf	NYMEX Swaps
2007	14.7 Bcf	$7.83 Mcf	Basin Specific Swaps
2008	7.2 Bcf	$8.79 Mcf	NYMEX Swaps
2008	*19.1 Bcf	$8.55 Mcf	NYMEX Swaps
2008	7.2 Bcf	$7.98 Mcf	Basin Specific Swaps
2008	*5.6 Bcf	$7.47 Mcf	Basin Specific Swaps
2009	*14.4 Bcf	$7.92 Mcf	Basin Specific Swaps
Natural Gas Basis Differential
2008	*10.8 Bcf	**	Basis Swaps
Oil
2007	1,353 MBbl	$69.99 Bbl	NYMEX Swaps
2008	2,668 MBbl	$68.24 Bbl	NYMEX Swaps
2009	900 MBbl	$56.25 Bbl	NYMEX Swaps
2009	*720 MBbl	$74.20 Bbl	NYMEX Swaps
Oil Basis Differential
2007	1,179 MBbl	**	Basis Swaps
2008	1,433 MBbl	**	Basis Swaps
2008	*900 MBbl	**	Basis Swaps
2009	*1,620 MBbl	**	Basis Swaps
Natural Gas Liquids
2007	22.4 MMGal	$0.93 Gal	Liquids Swaps
2008	17.1 MMGal	$0.91 Gal	Liquids Swaps
2008	*24.2 MMGal	$0.94 Gal	Liquids Swaps

*	Contracts entered into subsequent to June 30, 2007.
**	Average contract prices are not meaningful due to the varying nature of each contract.

Realized prices are anticipated to be lower than NYMEX prices due to basis differences and other factors.

The Company’s efforts to minimize commodity price volatility through hedging is reflected in Alagasco’s current rates. Alagasco’s rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider which permits the pass-through to customers for changes in the cost of gas supply. The GSA rider is designed to capture the Company’s cost of natural gas and provides for a pass-through of gas cost fluctuations to customers without markup; the cost of gas includes the commodity cost, pipeline capacity, transportation and fuel costs, and risk management gains and losses. Sustained higher natural gas prices may decrease Alagasco’s customer base and could result in a further decline of per customer use and number of customers. The utility will continue to monitor its bad debt reserve and will make adjustments as required based on the evaluation of its receivables which are impacted by natural gas prices.

Alagasco maintains an investment in storage gas that is expected to average approximately $64 million in 2007 but will vary depending upon the price of natural gas. During 2007 and 2008, Alagasco plans to invest an estimated $59 million and $62 million, respectively, in utility capital expenditures for normal distribution and support systems. Over the three-year period ending December 31, 2009, Alagasco anticipates capital investments of approximately $185 million. The utility anticipates funding these capital requirements through internally generated capital and the utilization of short-term credit facilities. Alagasco issued $45 million in long-term debt in January 2007 and recalled $34.4 million of 6.75% Notes maturing September 1, 2031 and $10 million of 7.97% Medium-Term Notes maturing September 23, 2026 in the same period in order to capitalize on lower interest rates.

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

Contractual Cash Obligations and Other Commitments

In the course of ordinary business activities, Energen enters into a variety of contractual cash obligations and other commitments. There have been no material changes to the contractual cash obligations of the Company since December 31, 2006.

Recent Pronouncements of the Financial Accounting Standards Board (FASB)

The Company adopted the provisions of FIN 48 as of January 1, 2007. This Interpretation prescribed a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, the Company recognized an approximate $1.2 million increase in the liability for unrecognized tax benefits and a decrease to the January 1, 2007 balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in liability noted above, the Company’s unrecognized tax benefits totaled $7.7 million, of which $3.9 million would favorably impact the Company’s effective tax rate, if recognized. The remaining $3.8 million of liability for unrecognized tax benefits represents a reclassification from previously established deferred tax liabilities pursuant to the adoption of FIN 48. The Company’s tax returns for years 2003-2005 remain open to examination by the Internal Revenue Service and major state taxing jurisdictions. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company recognized approximately $484,000 in potential interest (net of tax benefit) and penalties associated with uncertain tax positions. There have been no material changes in the unrecognized tax benefits during the period since the date of the FIN 48 adoption. The change in the unrecognized tax benefit within the next 12 months is not expected to be material to the financial statements.

During September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or a liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this Statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to measure financial instruments and certain other items at fair value to mitigate volatility in reported earnings. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this Statement.

FORWARD-LOOKING STATEMENTS

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

All statements based on future expectations rather than on historical facts are forward-looking statements that are dependent on certain events, risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, economic and competitive conditions, inflation rates, legislative and regulatory changes, financial market conditions, the Company’s ability to access the capital markets, future business decisions, utility customer growth and retention and usage per customer, litigation results and other uncertainties, all of which are difficult to predict.

Third Party Facilities: The forward-looking statements assume generally uninterrupted access to third party oil, gas and natural gas liquid gathering, transportation, processing and storage facilities. Energen Resources relies upon such facilities for access to markets for its production. Alagasco relies upon such facilities for access to natural gas supplies. Such facilities are typically limited in number and geographically concentrated. An extended interruption of access to or service from these facilities, whether caused by weather events, natural disaster, accident, mechanical failure, criminal act or otherwise could result in material adverse financial consequences to Alagasco, Energen Resources and/or the Company.

Energen Resources’ Production: There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserve and production estimates. In the event Energen Resources is unable to fully invest its planned development, acquisition, and exploratory expenditures, future operating revenues, production, and proved reserves could be negatively affected. The drilling of development and exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns, and these risks can be affected by lease and rig availability, complex geology and other factors.

Energen Resources’ Hedging: Although Energen Resources makes use of futures, swaps, options and fixed-price contracts to mitigate price risk, fluctuations in future commodity prices could materially affect the Company’s financial position, results of operations and cash flows; furthermore, such risk mitigation activities may cause the Company’s financial position and results of operations to be materially different from results that would have been obtained had such risk mitigation activities not occurred. The effectiveness of such risk mitigation assumes that counterparties maintain satisfactory credit quality. The effectiveness of such risk mitigation also assumes that actual sales volumes will generally meet or exceed the volumes subject to the futures, swaps, options and fixed-price contracts. A substantial failure to meet sales volume targets, whether caused by miscalculations, weather events, natural disaster, accident, criminal act or otherwise, could leave Energen Resources financially exposed to its counterparties and result in material adverse financial consequences to Energen Resources and the Company. The adverse effect could be increased if the adverse event was widespread enough to move market prices against Energen Resources’ position.

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

SELECTED BUSINESS SEGMENT DATA

ENERGEN CORPORATION

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except sales price data)	2007	2006	2007	2006
Oil and Gas Operations
Operating revenues from continuing operations
Natural gas	$124,712	$106,194	$247,937	$222,278
Oil	60,615	47,475	114,699	89,617
Natural gas liquids	16,548	13,807	31,590	23,484
Other	1,481	1,702	3,163	3,318

Total	$203,356	$169,178	$397,389	$338,697

Production volumes from continuing operations
Natural gas (MMcf)	15,690	15,725	31,237	31,052
Oil (MBbl)	947	914	1,873	1,832
Natural gas liquids (MMgal)	19.1	20.1	38.0	36.7
Production volumes from continuing operations (MMcfe)	24,099	24,076	47,905	47,285
Total production volumes (MMcfe)	24,099	24,075	47,904	47,284
Revenue per unit of production including effects of all derivative instruments
Natural gas (Mcf)	$7.95	$6.75	$7.94	$7.16
Oil (barrel)	$64.03	$51.92	$61.23	$48.93
Natural gas liquids (gallon)	$0.87	$0.69	$0.83	$0.64
Revenue per unit of production including effects of qualifying cash flow hedges
Natural gas (Mcf)	$7.95	$6.75	$7.93	$7.16
Oil (barrel)	$63.62	$51.92	$61.02	$48.93
Natural gas liquids (gallon)	$0.87	$0.69	$0.83	$0.64
Revenue per unit of production excluding effects of all derivative instruments
Natural gas (Mcf)	$7.01	$6.02	$6.79	$7.00
Oil (barrel)	$59.34	$64.29	$56.10	$60.41
Natural gas liquids (gallon)	$0.91	$0.83	$0.83	$0.78
Other data from continuing operations
Lease operating expense (LOE)
LOE and other	$39,121	$31,622	$74,530	$65,484
Production taxes	$13,589	$12,759	$25,600	$25,852

Total	$52,710	$44,381	$100,130	$91,336

Depreciation, depletion and amortization	$27,000	$23,566	$53,473	$47,117
Capital expenditures	$107,126	$50,652	$160,521	$95,557
Exploration expenditures	$178	$1,417	$275	$1,526
Operating income	$111,472	$87,138	$216,773	$175,677

Natural Gas Distribution
Operating revenues
Residential	$66,828	$67,495	$270,626	$286,001
Commercial and industrial	31,172	32,856	108,894	117,413
Transportation	11,367	10,261	25,934	22,996
Other	2,199	2,584	4,740	5,409

Total	$111,566	$113,196	$410,194	$431,819

Gas delivery volumes (MMcf)
Residential	3,187	3,295	14,766	14,980
Commercial and industrial	1,981	2,084	6,853	7,025

Transportation	12,197	11,589	25,617	24,948

Total	17,365	16,968	47,236	46,953

Other data
Depreciation and amortization	$11,707	$10,933	$23,254	$21,679
Capital expenditures	$16,606	$21,590	$31,573	$40,435
Operating income	$4,970	$2,711	$73,407	$66,438

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Energen Resources periodically enters into derivative commodity instruments that qualify as cash flow hedges under Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge its exposure to price fluctuations to its estimated oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its gas supply exposure. Such instruments may include regulated natural gas and crude oil futures contracts traded on the New York Mercantile Exchange (NYMEX) and over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. These counterparties have been deemed creditworthy by the Company and have agreed in certain instances to post collateral with the Company when unrealized gains on hedges exceed certain specified contractual amounts. Notwithstanding these agreements, the Company is at risk for economic loss based upon the creditworthiness of its counterparties. In some contracts, the amount of credit allowed before Energen Resources and Alagasco must post collateral for out-of-the-money hedges varies depending on the credit rating of the Company or Alagasco. All hedge transactions are subject to the Company’s risk management policy and approved by the Board of Directors, which does not permit speculative positions. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge. The maximum term over which Energen Resources has hedged exposures to the variability of cash flows is through December 31, 2009.

A failure to meet sales volume targets at Energen Resources or gas supply targets at Alagasco due to miscalculations, weather events, natural disasters, accidents, mechanical failure, criminal act or otherwise could leave the Company or Alagasco exposed to its counterparties in commodity hedging contracts and result in material adverse financial losses.

See Note 3, Derivative Commodity Instruments, in the Notes to the Unaudited Condensed Financial Statements for details related to the Company’s hedging activities.

The Company’s interest rate exposure as of June 30, 2007, was minimal as all long-term debt obligations were at fixed rates.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Progams**
April 1, 2007 through April 30, 2007	—		—	—	8,992,700
May 1, 2007 through May 31, 2007	—		—	—	8,992,700
June 1, 2007 through June 30, 2007	503	*	$59.14	—	8,992,700

Total	503		$59.14	—	8,992,700

*	Acquired in connection with tax withholdings and payment of exercise price on stock compensation plans.
**

By resolution adopted May 24, 1994, and supplemented by resolutions adopted April 26, 2000 and June 24, 2006, the Board of Directors authorized the Company to repurchase up to 12,564,400 shares of the Company’s common stock. The resolutions do not have an expiration date.

ITEM 6. EXHIBITS

3	- Alabama Gas Corporation By-Laws as Amended though June 23, 2007

31(a)	- Section 302 Certificate required by Rule 13a-14(a) or Rule 15d-14(a)

31(b)	- Section 302 Certificate required by Rule 13a-14(a) or Rule 15d-14(a)

32	- Section 906 Certificate pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGEN CORPORATION ALABAMA GAS CORPORATION

August 3, 2007	By	/s/ James T. McManus II
James T. McManus II
Chief Executive Officer and President of Energen Corporation and Chief Executive
Officer of Alabama Gas Corporation

August 3, 2007	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr.
Vice President, Chief Financial Officer
and Treasurer of Energen Corporation
and Alabama Gas Corporation

August 3, 2007	By	/s/ Grace B. Carr
Grace B. Carr
Vice President and Controller of Energen
Corporation

August 3, 2007	By	/s/ Paula H. Rushing
Paula H. Rushing
Vice President-Finance of Alabama Gas
Corporation

(This page intentionally left blank.)