Form 10-K/A
period 2006-12-31
ALABAMA GAS CORP; ENERGEN CORP
filed 2008-03-24
CIK 3146, 277595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Energen Corporation Proxy Statement to be filed on or about March 26, 2007 (Part III, Item 10-14)

This amendment to the Form 10-K of Energen Corporation and Alabama Gas Corporation (Alagasco) for the year ended December 31, 2006 is to provide separate certifications for Energen and Alagasco and to amend certain language with respect to Alagasco to conform to Item 601(b)(31) of Regulation S-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. Documents Filed as Part of This Report

(3)	Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this Form 10-K

Energen Corporation

Alabama Gas Corporation

INDEX TO EXHIBITS

Item 14(a)(3)

Exhibit Number	Description
24	Power of Attorney

31(a)	Energen Corporation Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d- 14(a)

31(b)	Energen Corporation Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31(c)	Alabama Gas Corporation Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d- 14(a)

31(d)	Alabama Gas Corporation Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d- 14(a)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

ENERGEN CORPORATION

(Registrant)

ALABAMA GAS CORPORATION

(Registrant)

March 24, 2008	By	/s/ James T. McManus II
James T. McManus II
Chairman, Chief Executive Officer and President of Energen Corporation; Chairman and Chief Executive Officer of Alabama Gas Corporation

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants and in the capacities and on the dates indicated:

March 24, 2008	By	/s/ James T. McManus II
James T. McManus II
Chairman, Chief Executive Officer and President of Energen Corporation; Chairman and Chief Executive Officer of Alabama Gas Corporation

March 24, 2008	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr.
Vice President, Chief Financial Officer and Treasurer of Energen Corporation and Alabama Gas Corporation

March 24, 2008	By	/s/ Paula H. Rushing
Paula H. Rushing
Vice President-Finance of Alabama Gas Corporation

March 24, 2008	*
Julian W. Banton
Director

March 24, 2008	*
James S. M. French
Director

March 24, 2008	*
T. Michael Goodrich
Director

March 24, 2008	*
Judy M. Merritt
Director

March 24, 2008	*
Wm. Michael Warren, Jr.
Director

March 24, 2008	*
David W. Wilson
Director

March 24, 2008	*By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr.
Attorney-in-fact

5