Form 10-Q/A
period 2007-06-30
ALABAMA GAS CORP; ENERGEN CORP
filed 2008-03-24
CIK 3146, 277595

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

This amendment to the Form 10-Q of Energen Corporation and Alabama Gas Corporation (Alagasco) for the quarterly period ended June 30, 2007 is to provide separate certifications for Energen and Alagasco and to amend certain language with respect to Alagasco to conform to Item 601(b)(31) of Regulation S-K.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

31(a) - Section 302 Certificate required by Rule 13a-14(a) or Rule 15d-14(a)

31(b) - Section 302 Certificate required by Rule 13a-14(a) or Rule 15d-14(a)

31(c) - Section 302 Certificate required by Rule 13a-14(a) or Rule 15d-14(a)

31(d) - Section 302 Certificate required by Rule 13a-14(a) or Rule 15d-14(a)

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