Form 10-Q/A
period 2007-09-30
ALABAMA GAS CORP; ENERGEN CORP
filed 2008-03-24
CIK 3146, 277595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___ TO ___

Commission File Number	Registrant	State of Incorporation	IRS Employer Identification Number
1-7810	Energen Corporation	Alabama	63-0757759
2-38960	Alabama Gas Corporation	Alabama	63-0022000

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

Energen Corporation	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Alabama Gas Corporation	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Energen Corporation	YES ☐	NO ☒
Alabama Gas Corporation	YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of October 30, 2007

Energen Corporation	$0.01 par value	71,787,138 shares
Alabama Gas Corporation	$0.01 par value	1,972,052 shares

This amendment to the Form 10-Q of Energen Corporation and Alabama Gas Corporation (Alagasco) for the quarterly period ended September 30, 2007 is to provide separate certifications for Energen and Alagasco and to amend certain language with respect to Alagasco to conform to Item 601(b)(31) of Regulation S-K.

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