Form 10-Q
period 2008-03-31
ALABAMA GAS CORP; ENERGEN CORP
filed 2008-05-09
CIK 3146, 277595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number	Registrant	State of Incorporation	IRS Employer Identification Number
1-7810	Energen Corporation	Alabama	63-0757759
2-38960	Alabama Gas Corporation	Alabama	63-0022000

605 Richard Arrington Jr. Boulevard North

Birmingham, Alabama 35203-2707

Telephone Number 205/326-2700

http://www.energen.com

Alabama Gas Corporation, a wholly owned subsidiary of Energen Corporation, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format pursuant to General Instruction H(2).

Indicate by a check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Energen Corporation          Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Alabama Gas Corporation    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Energen Corporation	YES ☐	NO ☒
Alabama Gas Corporation	YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of May 1, 2008

Energen Corporation	$0.01 par value	71,695,349 shares
Alabama Gas Corporation	$0.01 par value	1,972,052 shares

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

ENERGEN CORPORATION

(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2008	2007
Operating Revenues
Oil and gas operations	$224,895	$194,033
Natural gas distribution	296,751	298,628
Total operating revenues	521,646	492,661

Operating Expenses
Cost of gas	161,389	168,138
Operations and maintenance	86,552	82,043
Depreciation, depletion and amortization	42,416	38,020
Taxes, other than income taxes	34,905	30,312
Accretion expense	1,045	950
Total operating expenses	326,307	319,463

Operating Income	195,339	173,198

Other Income (Expense)
Interest expense	(11,122)	(12,221)
Other income	244	561
Other expense	(596)	(195)
Total other expense	(11,474)	(11,855)

Income From Continuing Operations Before Income Taxes	183,865	161,343
Income tax expense	67,177	57,462
Income From Continuing Operations	116,688	103,881

Discontinued Operations, Net of Taxes
Income from discontinued operations	-	1
Income From Discontinued Operations	-	1

Net Income	$116,688	$103,882

Diluted Earnings Per Average Common Share
Continuing operations	$1.62	$1.44
Discontinued operations	-	-
Net Income	$1.62	$1.44
Basic Earnings Per Average Common Share
Continuing operations	$1.63	$1.45
Discontinued operations	-	-
Net Income	$1.63	$1.45
Dividends Per Common Share	$0.12	$0.115
Diluted Average Common Shares Outstanding	72,125	72,124
Basic Average Common Shares Outstanding	71,637	71,482

The accompanying notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

ENERGEN CORPORATION

(Unaudited)

(in thousands)	March 31, 2008	December 31, 2007

ASSETS
Current Assets
Cash and cash equivalents	$13,989	$8,687
Accounts receivable, net of allowance for doubtful accounts of $12,445 at March 31, 2008, and $12,244 at December 31, 2007	269,394	254,154
Inventories, at average cost
Storage gas inventory	37,149	78,064
Materials and supplies	15,014	13,711
Liquified natural gas in storage	2,972	3,502
Regulatory asset	336	10,232
Deferred income taxes	106,255	54,166
Prepayments and other	26,487	26,514

Total current assets	471,596	449,030

Property, Plant and Equipment
Oil and gas properties, successful efforts method	2,596,203	2,530,049
Less accumulated depreciation, depletion and amortization	693,563	664,290
Oil and gas properties, net	1,902,640	1,865,759
Utility plant	1,121,119	1,108,392
Less accumulated depreciation	456,483	448,053
Utility plant, net	664,636	660,339
Other property, net	12,375	12,145

Total property, plant and equipment, net	2,579,651	2,538,243

Other Assets
Regulatory asset	32,089	32,238
Prepaid pension costs and postretirement assets	18,834	20,054
Deferred charges and other	37,121	40,088

Total other assets	88,044	92,380

TOTAL ASSETS	$3,139,291	$3,079,653

The accompanying notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

ENERGEN CORPORATION

(Unaudited)

(in thousands, except share and per share data)	March 31, 2008	December 31, 2007

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Long-term debt due within one year	$10,000	$10,000
Notes payable to banks	41,000	134,000
Accounts payable	378,370	259,836
Accrued taxes	61,497	40,857
Customers’ deposits	22,187	21,425
Amounts due customers	-	20,534
Accrued wages and benefits	17,216	25,410
Regulatory liability	25,725	32,154
Other	68,109	62,014

Total current liabilities	624,104	606,230

Long-term debt	562,108	562,365

Deferred Credits and Other Liabilities
Asset retirement obligation	60,101	60,571
Pension liabilities	29,334	31,985
Regulatory liability	144,375	141,123
Deferred income taxes	257,450	238,706
Other	79,362	60,015

Total deferred credits and other liabilities	570,622	532,400

Commitments and Contingencies

Shareholders’ equity
Preferred stock, cumulative $0.01 par value, 5,000,000 shares authorized	-	-
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized, 74,499,947 shares issued at March 31, 2008, and 74,190,786 shares issued at December 31, 2007	745	742
Premium on capital stock	454,393	434,999
Capital surplus	2,802	2,802
Retained earnings	1,227,851	1,119,816
Accumulated other comprehensive loss, net of tax
Unrealized losses on hedges	(162,280)	(65,057)
Pension and postretirement plans	(20,652)	(21,167)
Deferred compensation plan	3,719	16,121
Treasury stock, at cost; 2,995,279 shares at March 31, 2008, and 3,374,336 shares at December 31, 2007	(124,121)	(109,598)
Total shareholders’ equity	1,382,457	1,378,658

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,139,291	$3,079,653

The accompanying notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

ENERGEN CORPORATION

(Unaudited)

Three months ended March 31, (in thousands)	2008	2007

Operating Activities
Net income	$116,688	$103,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	42,416	38,020
Deferred income taxes	26,290	1,125
Change in derivative fair value	2,392	473
Gain on sale of assets	(10,252)	(302)
Other, net	128	8,958
Net change in:
Accounts receivable, net	(19,581)	46,502
Inventories	40,142	27,658
Accounts payable	(17,749)	(77,208)
Amounts due customers	(13,102)	4,525
Other current assets and liabilities	(7,925)	34,251

Net cash provided by operating activities	159,447	187,884

Investing Activities
Additions to property, plant and equipment	(78,558)	(66,604)
Acquisitions, net of cash acquired	(6,840)	-
Proceeds from sale of assets	15,512	861
Other, net	855	(684)

Net cash used in investing activities	(69,031)	(66,427)

Financing Activities
Payment of dividends on common stock	(8,654)	(8,244)
Issuance of common stock	62	338
Payment of long-term debt	(300)	(44,615)
Proceeds from issuance of long-term debt	-	45,000
Debt issuance costs	-	(494)
Net change in short-term debt	(93,000)	(58,000)
Tax benefit on stock compensation	16,778	1,864
Other	-	1,003

Net cash used in financing activities	(85,114)	(63,148)

Net change in cash and cash equivalents	5,302	58,309
Cash and cash equivalents at beginning of period	8,687	10,307

Cash and Cash Equivalents at End of Period	$13,989	$68,616

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF INCOME

ALABAMA GAS CORPORATION

(Unaudited)

	Three months ended March 31,
(in thousands)	2008	2007

Operating Revenues	$296,751	$298,628

Operating Expenses
Cost of gas	161,389	168,138
Operations and maintenance	30,655	32,357
Depreciation and amortization	12,020	11,547
Income taxes
Current	24,077	24,388
Deferred	2,477	(315)
Taxes, other than income taxes	18,199	18,149

Total operating expenses	248,817	254,264

Operating Income	47,934	44,364

Other Income (Expense)
Allowance for funds used during construction	125	137
Other income	200	479
Other expense	(593)	(189)

Total other income (expense)	(268)	427

Interest Charges
Interest on long-term debt	2,994	2,964
Other interest expense	998	1,498

Total interest charges	3,992	4,462

Net Income	$43,674	$40,329

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED BALANCE SHEETS

ALABAMA GAS CORPORATION

(Unaudited)

(in thousands)	March 31, 2008	December 31, 2007

ASSETS
Property, Plant and Equipment
Utility plant	$1,121,119	$1,108,392
Less accumulated depreciation	456,483	448,053

Utility plant, net	664,636	660,339

Other property, net	156	157

Current Assets
Cash and cash equivalents	11,575	7,335
Accounts receivable
Gas	147,221	139,761
Other	6,371	6,336
Allowance for doubtful accounts	(11,700)	(11,500)
Inventories, at average cost
Storage gas inventory	37,149	78,064
Materials and supplies	3,957	3,866
Liquified natural gas in storage	2,972	3,502
Deferred income taxes	25,044	25,179
Regulatory asset	336	10,232
Prepayments and other	2,349	2,247

Total current assets	225,274	265,022

Other Assets
Regulatory asset	32,089	32,238
Prepaid pension costs and postretirement assets	15,076	15,831
Deferred charges and other	7,390	7,226

Total other assets	54,555	55,295

TOTAL ASSETS	$944,621	$980,813

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED BALANCE SHEETS

ALABAMA GAS CORPORATION

(Unaudited)

(in thousands, except share data)	March 31, 2008	December 31, 2007

LIABILITIES AND CAPITALIZATION
Capitalization
Preferred stock, cumulative $0.01 par value, 120,000 shares authorized	$-	$-
Common shareholder’s equity
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,972,052 shares issued at March 31, 2008 and December 31, 2007	20	20
Premium on capital stock	31,682	31,682
Capital surplus	2,802	2,802
Retained earnings	297,060	261,979

Total common shareholder’s equity	331,564	296,483
Long-term debt	208,167	208,467

Total capitalization	539,731	504,950

Current Liabilities
Notes payable to banks	-	62,000
Accounts payable	74,198	80,067
Affiliated companies	13,144	4,934
Accrued taxes	45,573	30,858
Customers’ deposits	22,187	21,425
Amounts due customers	-	20,534
Accrued wages and benefits	5,642	10,062
Regulatory liability	25,725	32,154
Other	9,447	10,417

Total current liabilities	195,916	272,451

Deferred Credits and Other Liabilities
Deferred income taxes	62,138	59,790
Regulatory liability	144,375	141,123
Other	2,461	2,499

Total deferred credits and other liabilities	208,974	203,412

Commitments and Contingencies

TOTAL LIABILITIES AND CAPITALIZATION	$944,621	$980,813

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS

ALABAMA GAS CORPORATION

(Unaudited)

Three months ended March 31, (in thousands)	2008	2007

Operating Activities
Net income	$43,674	$40,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,020	11,547
Deferred income taxes	2,477	(315)
Other, net	1,337	1,276
Net change in:
Accounts receivable	(11,634)	14,348
Inventories	41,354	29,110
Accounts payable	(5,493)	(34,234)
Amounts due customers	(13,102)	4,525
Other current assets and liabilities	9,983	16,546

Net cash provided by operating activities	80,616	83,132

Investing Activities
Additions to property, plant and equipment	(12,920)	(14,805)
Other, net	(773)	(553)

Net cash used in investing activities	(13,693)	(15,358)

Financing Activities
Dividends	(8,593)	(8,150)
Payment of long-term debt	(300)	(44,615)
Proceeds from issuance of long-term debt	-	45,000
Debt issuance costs	-	(494)
Net advances to affiliates	8,210	(4,323)
Net change in short-term debt	(62,000)	(58,000)
Other	-	1,003

Net cash used in financing activities	(62,683)	(69,579)

Net change in cash and cash equivalents	4,240	(1,805)
Cash and cash equivalents at beginning of period	7,335	8,765

Cash and Cash Equivalents at End of Period	$11,575	$6,960

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION

1. BASIS OF PRESENTATION

The unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2007, 2006 and 2005 included in the 2007 Annual Report of Energen Corporation (the Company) and Alabama Gas Corporation (Alagasco) on Form 10-K. Alagasco has a September 30 fiscal year for rate-setting purposes (rate year) and reports on a calendar year for the Securities and Exchange Commission and all other financial accounting reporting purposes. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required for complete financial statements. The Company’s natural gas distribution business is seasonal in character and influenced by weather conditions. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year.

All adjustments to the unaudited financial statements that are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been recorded. Such adjustments consisted of normal recurring items. Certain reclassifications were made to conform prior years’ financial statements to the current-quarter presentation.

2. REGULATORY MATTERS

All of Alagasco’s utility operations are conducted in the state of Alabama. Alagasco is subject to regulation by the Alabama Public Service Commission (APSC) which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983. RSE was extended in 2007, 2002, 1996, 1990, 1987 and 1985. On December 21, 2007, the APSC extended Alagasco’s rate-setting methodology, RSE, with certain modifications as outlined below, for a seven-year period through December 31, 2014. Under the terms of the extension, RSE will continue after December 31, 2014, unless, after notice to the Company and a hearing, the APSC votes to either modify or discontinue the RSE methodology. Alagasco’s allowed range of return on average equity remains 13.15 percent to 13.65 percent throughout the term of the order. Under RSE, the APSC conducts quarterly reviews to determine, based on Alagasco’s projections and year-to-date performance, whether Alagasco’s return on average equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4 percent of prior-year revenues. As of September 30, 2007, Alagasco had a $3.6 million pre-tax reduction in revenues to bring the return on average equity to midpoint within the allowed range of return. Under the provisions of RSE, corresponding reductions in rates were effective October 1, 2007 and December 1, 2007. A $12 million and $14.3 million annual increase in revenues became effective December 1, 2007 and 2006, respectively.

Prior to the December 21, 2007 extension, RSE limited the utility’s equity upon which a return is permitted to 60 percent of total capitalization. Subsequent to the extension, the equity on which a return will be permitted will be phased down to 57 percent by September 30, 2008 and 55 percent by September 30, 2009.

Prior to the extension, under the inflation-based Cost Control Measurement (CCM) established by the APSC, if the percentage change in operations and maintenance (O&M) expense per customer fell within a range of 1.25 points above or below the percentage change in the Consumer Price Index For All Urban Consumers (Index Range), no adjustment was required. If the change in O&M expense per customer exceeded the Index Range, three-quarters of the difference was returned to customers. To the extent the change was less than the Index Range, the utility benefited by one-half of the difference through future rate adjustments. The changes to the O&M expense CCM resulting from the December 21, 2007 extension are as follows: annual changes in O&M expense will be measured on an aggregate basis rather than per customer; the percentage change in O&M expense must fall within an Index Range of 0.75 points above or below the percentage change in the Consumer Price Index for All Urban Consumers; certain items that fluctuate based on situations demonstrated to be beyond Alagasco’s control may be excluded from the CCM calculation; the O&M expense base for measurement purposes will continue to be set at the prior year’s actual O&M expense amount unless the Company exceeds the top of the Index Range in two successive years, in which case the base for the following year will be set at the top of the Index Range. Alagasco’s O&M expense fell within the Index Range for the rate year ended September 30, 2007.

Alagasco calculates a temperature adjustment to customers’ monthly bills to moderate the impact of departures from normal temperatures on Alagasco’s earnings. Adjustments to customers’ bills are made in the same billing cycle in which the weather variation occurs. The temperature adjustment applies primarily to residential, small commercial and small industrial customers. This adjustment, however, is subject to regulatory limitations on increases to customers’ bills. Other non-temperature weather related conditions that may affect customer usage are not included in the temperature adjustment such as the impact of wind velocity or cloud cover and the elasticity of demand as a result of higher commodity prices. Alagasco’s rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply.

3. DERIVATIVE COMMODITY INSTRUMENTS

Energen Resources Corporation, Energen’s oil and gas subsidiary, periodically enters into derivative commodity instruments that qualify as cash flow hedges under Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge its exposure to price fluctuations on oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Such instruments may include natural gas and crude oil over-the-counter (OTC) swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. In some contracts, the amount of credit allowed before collateral must be posted for out-of-the-money hedges varies depending on the credit rating of the Company or Alagasco. At March 31, 2008, the counterparty agreements under which the Company had active positions did not include collateral posting requirements. Energen Resources was in a net loss position with all of its counterparties at March 31, 2008. The Company believes the creditworthiness of these counterparties is satisfactory.

Energen Resources applies SFAS No. 133 as amended which requires all derivatives to be recognized on the balance sheet and measured at fair value. If a derivative is designated as a cash flow hedge, the effectiveness of the hedge, or the degree that the gain (loss) for the hedging instrument offsets the loss (gain) on the hedged item, is measured at each reporting period. The effective portion of the gain or loss on the derivative instrument is recognized in other comprehensive income (OCI) as a component of shareholders’ equity and subsequently reclassified as operating revenues when the forecasted transaction affects earnings. The ineffective portion of a derivative’s change in fair value is required to be recognized in operating revenues immediately. Counterparty credit risk and nonperformance risk are considered in the evaluation of the effectiveness of a hedge and in the on-going qualification for hedge accounting treatment. Derivatives that do not qualify for hedge treatment under SFAS No. 133 are recorded at fair value with gains or losses recognized in operating revenues in the period of change. All derivative transactions are included in operating activities on the consolidated condensed statement of cash flows.

As of March 31, 2008, $120.7 million, net of tax, of deferred net losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified and reported in earnings as operating revenues during the next twelve-month period. The actual amount that will be reclassified to earnings over the next year could vary materially from this amount due to changes in market conditions. Gains and losses on derivative instruments that are not accounted for as cash flow hedge transactions, as well as the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges, are included in operating revenues in the consolidated financial statements. For the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges, Energen Resources recorded a $1 million after-tax loss for the three months ended March 31, 2008. Also, the Company recorded an after-tax loss of approximately $0.6 million during the first quarter of 2008 on contracts which did not meet the definition of cash flow hedges under SFAS No. 133. As of March 31, 2008, the Company had 0.87 billion cubic feet (Bcf) of gas hedges which expire by year-end that did not meet the definition of a cash flow hedge but are considered by the Company to be viable economic hedges.

Energen Resources entered into the following transactions for the remainder of 2008 and subsequent years:

Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2008	22.6 Bcf	$8.52 Mcf	NYMEX Swaps
	15.4 Bcf	$7.49 Mcf	Basin Specific Swaps
2009	14.2 Bcf	$8.55 Mcf	NYMEX Swaps
	29.6 Bcf	$7.76 Mcf	Basin Specific Swaps
2010	10.8 Bcf	$9.28 Mcf	NYMEX Swaps
	25.8 Bcf	$8.16 Mcf	Basin Specific Swaps
Natural Gas Basis Differential
2008	8.6 Bcf	*	Basis Swaps
Oil
2008	2,455 MBbl	$70.86 Bbl	NYMEX Swaps
2009	2,700 MBbl	$72.93 Bbl	NYMEX Swaps
2010	960 MBbl	$85.69 Bbl	NYMEX Swaps
Oil Basis Differential
2008	1,922 MBbl	*	Basis Swaps
2009	2,136 MBbl	*	Basis Swaps
2010	240 MBbl	*	Basis Swaps
Natural Gas Liquids
2008	35.7 MMGal	$0.96 Gal	Liquids Swaps
2009	20.2 MMGal	$1.05 Gal	Liquids Swaps
* Average contract prices are not meaningful due to the varying nature of each contract.

The maximum term over which Energen Resources has hedged exposures to the variability of cash flows is through December 31, 2010.

Effective January 1, 2008, the Company partially adopted SFAS No. 157, “Fair Value Measurements,” under the provisions of the Financial Accounting Standards Board (FASB) Staff Position 157-2, “Effective Date of FASB Statement No. 157”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. As defined under SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value defined as follows:

Level 1 –	Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 –	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date;
Level 3 –	Pricing that requires inputs that are both significant to the fair value measure and unobservable.

Over-the-counter derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models and broker or dealer quotations. These OTC derivative contracts trade in less liquid markets with limited pricing information, and the determination of fair value is inherently more difficult than for actively traded, unadjusted quoted prices. OTC derivatives for which the Company is able to substantiate fair value through directly observable market prices are classified within Level 2 of the fair value hierarchy. These Level 2 fair values consist of New York Mercantile Exchange (NYMEX) swaps. OTC derivatives valued using unobservable market prices have been classified within Level 3 of the fair value hierarchy. These Level 3 fair values include basin specific, basis and liquids swaps.

The following table sets forth derivative assets and liabilities that were accounted for on a recurring basis as follows:

	March 31, 2008
(in thousands)	Level 2	Level 3	Total
Current assets	$-	$-	$-
Noncurrent assets	406	-	406
Current liabilities	(145,824)	(61,353)	(207,177)
Noncurrent liabilities	(58,564)	(9,051)	(67,615)
Net liability recognized	$(203,982)	$(70,404)	$(274,386)

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 derivative commodity instruments as follows:

Three Months Ended
(in thousands)	March 31, 2008
Balance at beginning of period	$(9,998)
Realized losses (gains)	3,962
Unrealized gains (losses) relating to instruments held at the reporting date	(62,763)
Purchases and settlements during period	(1,605)
Transfers in and/or out of Level 3	-
Balance at end of period	$(70,404)

The Company had a net $99.5 million and a net $39.9 million deferred tax asset included in current and noncurrent deferred income taxes on the consolidated balance sheets related to derivative items included in OCI as of March 31, 2008 and December 31, 2007, respectively.

As required by SFAS No. 133, Alagasco recognizes all derivatives as either assets or liabilities on the balance sheet with a corresponding regulatory asset or liability. Any gains or losses are passed through to customers using the mechanisms of the GSA in compliance with Alagasco’s APSC-approved tariff. In accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” at December 31, 2007, Alagasco recognized a $0.4 million loss as a liability in accounts payable with a corresponding current regulatory asset representing the fair value of derivatives. At March 31, 2008, Alagasco had no hedge positions.

4. RECONCILIATION OF EARNINGS PER SHARE (EPS)

(in thousands, except per share amounts)	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

Basic EPS	$116,688	71,637	$1.63	$103,882	71,482	$1.45
Effect of Dilutive Securities
Performance share awards		203			327
Stock options		209			237
Non-vested restricted stock		76			78

Diluted EPS	$116,688	72,125	$1.62	$103,882	72,124	$1.44

For the three months ended March 31, 2008 and 2007, the Company had 193,960 and 232,285 options that were excluded from the computation of diluted EPS, as their effect was non-dilutive.

5. SEGMENT INFORMATION

The Company principally is engaged in two business segments: the development, acquisition, exploration and production of oil and gas in the continental United States (oil and gas operations) and the purchase, distribution and sale of natural gas in central and north Alabama (natural gas distribution).

	Three Months Ended March 31,
(in thousands)	2008	2007
Operating revenues from continuing operations
Oil and gas operations	$224,895	$194,033
Natural gas distribution	296,751	298,628
Total	$521,646	$492,661
Operating income (loss) from continuing operations
Oil and gas operations	$121,495	$105,301
Natural gas distribution	74,488	68,437
Eliminations and corporate expenses	(644)	(540)
Total	$195,339	$173,198
Other income (expense)
Oil and gas operations	$(7,198)	$(7,504)
Natural gas distribution	(4,260)	(4,035)
Eliminations and other	(16)	(316)
Total	$(11,474)	$(11,855)
Income from continuing operations before income taxes	$183,865	$161,343

(in thousands)	March 31, 2008	December 31, 2007
Identifiable assets
Oil and gas operations	$2,161,080	$2,065,229
Natural gas distribution	944,621	980,813
Subtotal	3,105,701	3,046,042
Eliminations and other	33,590	33,611
Total	$3,139,291	$3,079,653

6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following:

	Three Months Ended March 31,
(in thousands)	2008	2007
Net Income	$116,688	$103,882
Other comprehensive income (loss)
Current period change in fair value of derivative instruments, net of tax of ($68.7) million and ($20.2) million	(112,169)	(32,982)
Reclassification adjustment for derivative instruments, net of tax of $9.2 million and ($10.5) million	14,946	(17,110)
Pension and postretirement plans, net of tax of $0.3 million and $1 million	515	1,859
Comprehensive Income	$19,980	$55,649

Accumulated other comprehensive income (loss) consisted of the following:
(in thousands)	March 31, 2008	December 31, 2007
Unrealized loss on hedges, net of tax of ($99.5) million and ($39.9) million	$(162,280)	$(65,057)
Pension and postretirement plans, net of tax of ($11.1) million and ($11.4) million	(20,652)	(21,167)
Accumulated Other Comprehensive Loss	$(182,932)	$(86,224)

7. STOCK COMPENSATION

1997 Stock Incentive Plan

Stock Options: The 1997 Stock Incentive Plan provided for the grant of incentive stock options, non-qualified stock options, or a combination thereof to officers and key employees. Options granted under the Plan provide for the purchase of Company common stock at not less than the fair market value on the date the option is granted. The sale or transfer of the shares is limited during certain periods. All outstanding options vest within three years from date of grant and expire 10 years from the grant date. The Company granted 186,700 non-qualified option shares during the first quarter of 2008 with a grant-date fair value of $20.73.

2004 Stock Appreciation Rights Plan

The Energen 2004 Stock Appreciation Rights Plan provided for the payment of cash incentives measured by the long-term appreciation of Company stock. These awards are liability awards which settle in cash and are re-measured each reporting period until settlement and have a three year vesting period. The Company granted 67,093 awards during the first quarter of 2008. These awards had a fair value of $16.87 as of March 31, 2008.

Petrotech Incentive Plan

The Energen Resources’ Petrotech Incentive Plan provided for the grant of stock equivalent units. These awards are liability awards which settle in cash and are re-measured each reporting period until settlement. During the three months ended March 31, 2008, Energen Resources awarded 1,805 Petrotech units with a two year vesting period and 1,014 Petrotech units with a three year vesting period.

1997 Deferred Compensation Plan

During the three months ended March 31, 2008, the Company had noncash purchases of approximately $27 million of Company common stock in conjunction with tax withholdings on its non-qualified deferred compensation plan and other stock compensation. The Company utilized internally generated cash flows in payment of the related tax withholdings.

8. EMPLOYEE BENEFIT PLANS

The Company accounts for defined benefit pension plans and other postretirement benefit plans (benefit plans) in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R)”. Periodic expense is calculated on an actuarial basis and the net funded status of benefit plans is recognized as an asset or liability in its statement of financial position with changes in the funded status recognized through comprehensive income. For pension plans, the benefit obligation is the projected benefit obligation; for other postretirement plans, the benefit obligation is the accumulated postretirement benefit obligation. Alagasco recognizes a regulatory asset for the portion of the obligation to be recovered in rates in future periods and a regulatory liability for the portion of the plan obligation to be provided through rates in the future in accordance with SFAS No. 71. SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position effective for fiscal years ending after December 15, 2008. The Company currently uses a September 30 valuation date for its benefit plans and anticipates adopting the change in measurement date using the alternative method. During the fourth quarter of 2008, the Company expects a one-time reduction to retained earnings of approximately $3.3 million in the transition to a December 31 valuation date.

The components of net pension expense for the Company’s two defined benefit non-contributory pension plans and certain nonqualified supplemental pension plans were:

	Three Months Ended March 31,
(in thousands)	2008	2007
Components of net periodic benefit cost:
Service cost	$1,790	$1,703
Interest cost	2,950	2,794
Expected long-term return on assets	(3,289)	(3,267)
Actuarial loss	1,071	1,223
Prior service cost amortization	230	229
Settlement charge	-	2,124
Net periodic expense	$2,752	$4,806

The Company recognized settlement charges of $2.1 million during the three months ended March 31,2007 for the payment of lump sums from the nonqualified supplemental retirement plans. The Company is not required to make pension contributions in 2008 and does not currently plan on making discretionary contributions. For the three months ended March 31, 2008, the Company made benefit payments aggregating $0.3 million to retirees from the nonqualified supplemental retirement plans and expects to make additional benefit payments of approximately $3 million through the remainder of 2008.

The components of net periodic postretirement benefit expense for the Company’s postretirement benefit plans were:

	Three Months Ended March 31,
(in thousands)	2008	2007
Components of net periodic benefit cost:
Service cost	$409	$256
Interest cost	1,229	923
Expected long-term return on assets	(1,384)	(1,250)
Actuarial gain	(195)	(315)
Transition amortization	479	479
Net periodic expense	$538	$93

For the three months ended March 31, 2008, the Company made contributions aggregating $0.2 million to the postretirement benefit plan assets. The Company expects to make additional discretionary contributions of approximately $2.4 million to postretirement benefit plan assets through the remainder of 2008.

9. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Certain of Alagasco’s long-term gas procurement contracts for the supply, storage and delivery of natural gas include fixed charges of approximately $165 million through October 2015. Alagasco also is committed to purchase minimum quantities of gas at market-related prices or to pay certain costs in the event the minimum quantities are not taken. These purchase commitments are 121 Bcf through April 2015.

Alagasco purchases gas as an agent for certain of its large commercial and industrial customers. Alagasco has in certain instances provided commodity-related guarantees to the counterparties in order to facilitate these agency purchases. Liabilities existing for gas delivered to customers subject to these guarantees are included in the consolidated balance sheets. In the event the customer for whom the guarantee was entered fails to take delivery of the gas, Alagasco can sell such gas for the customer, with the customer liable for any resulting loss. Although the substantial majority of purchases under these guarantees are for the customers’ current monthly consumption and are at current market prices, in some instances, the purchases are for an extended term at a fixed price. At March 31, 2008, the fixed price purchases under these guarantees had a maximum term outstanding through December 2008 and an aggregate purchase price of $4.8 million with a market value of $6 million.

During 2007, Energen Resources entered into an agreement through March 2009 to secure a drilling rig necessary to execute a portion of its drilling plans. In the unlikely event that Energen Resources discontinues use of the drilling rig, Energen Resources’ total resulting exposure could be up to approximately $7 million depending on the contractors ability to remarket the drilling rig.

Legal Matters: Energen and its affiliates are, from time to time, parties to various pending or threatened legal proceedings. Certain of these lawsuits include claims for punitive damages in addition to other specified relief. Based upon information presently available, and in light of available legal and other defenses, contingent liabilities arising from threatened and pending litigation are not considered material in relation to the respective financial positions of Energen and its affiliates. It should be noted, however, that Energen and its affiliates conduct business in jurisdictions in which the magnitude and frequency of punitive and other damage awards may bear little or no relation to culpability or actual damages, thus making it difficult to predict litigation results.

Jefferson County, Alabama

In January 2006, RGGS Land and Minerals LTD, L.P. (RGGS) filed a lawsuit in Jefferson County, Alabama, alleging breach of contract with respect to Energen Resources’ calculation of certain allowed costs and failure to pay in a timely manner certain amounts due RGGS under a mineral lease. RGGS seeks a declaratory judgment with respect to the parties’ rights under the lease, reformation of the lease, monetary damages and termination of Energen Resources’ rights under the lease. The Occluded Gas Lease dated January 1, 1986 was originally between Energen Resources and United States Steel Corporation (U.S. Steel) as lessor. RGGS became the lessor under the lease as a result of a 2004 conveyance from U.S. Steel to RGGS. Approximately 120,000 acres in Jefferson and Tuscaloosa counties, Alabama, are subject to the lease. Separately on February 6, 2006, Energen Resources received notice of immediate lease termination from RGGS. During 2007, Energen Resources’ production associated with the lease was approximately 10.5 Bcf.

RGGS has adopted positions contrary to the seventeen years of course of dealing between Energen Resources and its original contracting partner, U.S. Steel. The Company believes that RGGS’ assertions are without merit and that the notice of lease termination is ineffective. Energen Resources intends to vigorously defend its rights under the lease. The Company remains in possession of the lease, believes that the likelihood of a judgment in favor of RGGS is remote and has made no material accrual with respect to the litigation or purported lease termination.

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

10. REGULATORY ASSETS AND LIABILITIES

The following table details regulatory assets and liabilities on the balance sheets:

(in thousands)	March 31, 2008		December 31, 2007
	Current	Noncurrent	Current	Noncurrent
Regulatory assets:
Pension asset	$-	$20,757	$-	$21,160
Accretion and depreciation for asset retirement obligation	-	11,288	-	11,024
Gas supply adjustment	258	-	9,711	-
Risk management activities	-	-	376	-
Other	78	44	145	54
Total regulatory assets	$336	$32,089	$10,232	$32,238

Regulatory liabilities:
Enhanced stability reserve	$3,951	$-	$3,951	$-
RSE adjustment	1,357	-	3,445	-
Unbilled service margin	20,384	-	24,725	-
Asset removal costs, net	-	124,248	-	121,573
Asset retirement obligation	-	14,579	-	14,367
Pension liability and postretirement benefits, net	-	4,577	-	4,188
Other	33	971	33	995
Total regulatory liabilities	$25,725	$144,375	$32,154	$141,123

11. ACQUISITION AND DISPOSITIONS OF OIL AND GAS PROPERTIES

During the three months ended March 31, 2008, Energen Resources capitalized approximately $6.8 million of unproved leaseholds costs, approximately $5.3 million of which was related to the Company’s acreage position in Alabama shale. Energen used its available cash and existing lines of credit to finance these unproved leasehold costs.

In March 2008, Energen Resources recorded in operating revenues a $10.2 million pre-tax gain in other in the first quarter of 2008 resulting from the property sale of certain Permian Basin oil properties. The Company received approximately $15.5 million pre-tax in cash from the sale of this property.

In May 2007, Energen Resources purchased oil properties in the Permian Basin for $18 million. To finance the acquisition, Energen used its available cash and existing lines of credit.

12. LONG-TERM DEBT

In May 2007, Energen voluntarily called $100 million Floating Rate Senior Notes due November 15, 2007. In April 2007, Energen voluntarily redeemed $10 million of Medium-Term Notes, Series A, with an annual interest rate of 8.09% due September 15, 2026. Associated with this redemption, the Company incurred a call premium of 4.045%.

In January 2007, Alagasco issued $45 million of long-term debt with an interest rate of 5.9% due January 15, 2037. Alagasco used these long-term debt proceeds to redeem the $34.4 million of 6.75% Notes, maturing September 1, 2031 and $10 million of 7.97% Medium-Term Notes maturing September 23, 2026.

13. RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

The Company partially adopted the provisions of SFAS No. 157 as of January 1, 2008. SFAS No. 157 defines fair value, establishes criteria to be considered when measuring fair value and expands disclosures about fair value measurements. The additional disclosures for recurring financial instruments required under the standard are included in Note 3, Derivative Commodity Instruments.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for those items within the scope of FSP 157-2. The deferred disclosures primarily relate to the Company’s asset retirement obligations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to measure financial instruments and certain other items at fair value to mitigate volatility in reported earnings. This Statement is effective for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for any of its assets or liabilities and, therefore, implementation of this standard did not have a material impact on the consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which will improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008. The Company is currently evaluating the impact of this Statement.

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” in December 2007. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The effect of this Standard on the Company is currently being evaluated.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for years beginning after November 1, 2008. The effect of this Standard on the Company is currently being evaluated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Energen’s net income totaled $116.7 million ($1.62 per diluted share) for the three months ended March 31, 2008 and compared favorably with net income of $103.9 million ($1.44 per diluted share) for the same period in the prior year. Energen Resources Corporation, Energen’s oil and gas subsidiary, had net income and income from continuing operations for the three months ended March 31, 2008, of $72.5 million as compared with $63.2 million in the same quarter in the previous year. Significantly higher commodity prices (approximately $9 million after-tax), increased oil and gas production volumes (approximately $4 million after-tax) and a $6.4 million after-tax gain on the sale of certain Permian Basin oil properties were partially offset by increased lease operating expenses (approximately $5 million after-tax), higher production taxes (approximately $3 million after-tax) and increased depreciation, depletion and amortization (DD&A) expense (approximately $2 million after-tax). Energen’s natural gas utility, Alagasco, reported net income of $43.7 million in the first quarter of 2008 compared to net income of $40.3 million in the same period last year largely reflecting the utility’s ability to earn on a higher level of equity (approximately $2 million after-tax) and reduced operations and maintenance (O&M) expense (approximately $2 million after-tax) partially offset by a slight decrease in customer usage (approximately $1 million after-tax).

Oil and Gas Operations

Revenues from oil and gas operations rose 15.9 percent to $224.9 million for the three months ended March 31, 2008 largely as a result of increased commodity prices as well as the impact of higher production volumes. During the current quarter, revenue per unit of production for natural gas rose 0.5 percent to $7.97 per thousand cubic feet (Mcf), while oil revenue per unit of production increased 16.3 percent to $67.90 per barrel. Natural gas liquids revenue per unit of production increased 30 percent to an average price of $1.04 per gallon. The Company recorded an after-tax loss of approximately $0.6 million year-to-date on contracts which did not meet the definition of cash flow hedges under Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” For the three months ended March 31, 2008, the Company recorded a $1 million after-tax loss for the ineffective portion of the change in fair value of derivatives accounted for as cash flow hedges.

Production increased primarily due to additional development activities in the San Juan and North Louisiana/East Texas basins partially offset by normal production declines. Natural gas production from continuing operations in the first quarter rose 5.7 percent to 16.4 billion cubic feet (Bcf), while oil volumes increased 1.8 percent to 944 thousand barrels (MBbl). Natural gas liquids production decreased 11.6 percent to 16.7 million gallons (MMgal) due to normal production declines and severe winter weather in the San Juan Basin. Natural gas comprised approximately 65 percent of Energen Resources’ production for the current quarter.

Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. The Company includes gains and losses on the disposition of these assets in operating revenues. In the first quarter of 2008, Energen Resources recorded a pre-tax gain of $10.3 million largely from the sale of certain Permian Basin oil properties. Energen Resources recorded a pre-tax gain of $0.3 million in the prior quarter on the sale of various properties.

O&M expense increased $6.1 million for the quarter. Lease operating expense (excluding production taxes) increased by $7.7 million for the quarter largely due to additional compression costs (approximately $2.7 million), higher transportation costs related to increased San Juan Basin production (approximately $1.2 million), higher workover expense (approximately $1.3 million), increased repairs and maintenance expense in the San Juan and East Texas basins (approximately $0.7 million), increased electricity costs (approximately $0.5 million) and increased environmental compliance expense (approximately $0.3 million). Administrative expense decreased $1.9 million for the three months ended March 31, 2008 largely due to lower labor-related expenses. The first quarter of 2007 included a settlement charge for the nonqualified supplemental retirement plan of approximately $1.1 million. Exploration expense rose $0.3 million in the first quarter of 2008.

Energen Resources’ DD&A expense for the quarter rose $3.9 million. The average DD&A rate for the current quarter was $1.21 per Mcfe as compared to $1.09 per Mcfe in the same period a year ago. The increase in the current quarter per unit DD&A rate, which contributed approximately $3.3 million, was largely due to higher rates resulting from an increase in development costs. Increased production volumes also contributed approximately $0.5 million to the increase in DD&A expense in the quarter comparisons.

Energen Resources’ expense for taxes other than income taxes was $4.5 million higher in the first quarter largely due to production-related taxes. Severance taxes increased $4.7 million during the three months ended March 31, 2008 over the same quarter in the prior year. Higher oil, natural gas and natural gas liquid commodity market prices and the impact of increased production volumes contributed approximately $4.4 million and $0.3 million, respectively. Commodity market prices exclude the effects of derivative instruments for purposes of determining severance taxes.

Natural Gas Distribution

Natural gas distribution revenues declined $1.9 million for the quarter largely due to a decline in customer usage. Although in the first quarter weather was 4.2 percent colder than the same period last year, residential sales volumes decreased due to customer conservation. Commercial and industrial customer sales volumes increased 2.1 percent while transportation volumes rose 6.5 percent in period comparisons. A decline in gas costs partially offset by an increase in gas purchase volumes resulted in a 4 percent decrease in cost of gas for the quarter. Utility gas costs include commodity cost, risk management gains and losses and the provisions of the Gas Supply Adjustment (GSA) rider. The GSA rider in Alagasco’s rate schedule provides for a pass-through of gas price fluctuations to customers without markup. As discussed further in Future Capital Resources and Liquidity, a continued higher price commodity environment may result in significant increases in the GSA and further customer and usage declines. Alagasco’s tariff provides a temperature adjustment to certain customers’ bills designed to moderate the impact of departures from normal temperatures on Alagasco’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers.

As discussed more fully in Note 2, Regulatory Matters, in the Unaudited Condensed Financial Statements, Alagasco is subject to regulation by the Alabama Public Service Commission (APSC). On December 21, 2007, the APSC issued an order to extend Alagasco’s rate-setting mechanism. Under the terms of that extension, RSE will continue after December 31, 2014, unless, after notice to Alagasco and a hearing, the APSC votes to either modify or discontinue the RSE methodology.

O&M expense decreased 5.3 percent in the current quarter primarily due to lower labor-related costs (approximately $1 million) and decreased insurance costs (approximately $1 million). The three months ended March 31, 2007 included a settlement charge for the nonqualified supplemental retirement plan of approximately $1 million. For the year ended December 31, 2008, O&M expense is expected to increase over the prior year by approximately 3 percent. A 4.1 percent increase in depreciation expense in the current quarter was primarily due to extension and replacement of the utility’s distribution system and replacement of its support systems. Taxes other than income taxes primarily reflected various state and local business taxes as well as payroll-related taxes. State and local business taxes generally are based on gross receipts and fluctuate accordingly.

Non-Operating Items

Interest expense for the Company decreased $1.1 million in the first quarter of 2008 largely due to the May 2007 voluntary call of the $100 million Floating Rate Senior Notes due November 15, 2007 partially offset by higher borrowings at Energen Resources. Income tax expense for the Company increased $9.7 million in the current quarter largely due to higher pre-tax income.

FINANCIAL POSITION AND LIQUIDITY

Cash flows from operations for the year-to-date were $159.4 million as compared to $187.9 million in the prior period. Operating cash flow benefited from higher realized commodity prices and production volumes at Energen Resources and a decrease in income taxes payable related to depreciation and basis differences from the prior period. In the current quarter, these benefits were more than offset by increased working capital needs which are highly influenced by commodity prices and the timing of payments. Working capital needs at Alagasco were primarily affected by decreased gas costs compared to the prior period and decreased storage gas inventory.

The Company had a net outflow of cash from investing activities of $69 million for the three months ended March 31, 2008 primarily due to additions of property, plant and equipment. Energen Resources invested $74.4 million in capital expenditures primarily related to the development of oil and gas properties including approximately $6.8 million of unproved leaseholds, primarily shale related. During the current quarter, Energen Resources received cash proceeds of $15.5 million primarily from the sale of certain Permian Basin oil properties. Utility capital expenditures totaled $12.9 million in the year-to-date and primarily represented expansion and replacement of its distribution system and support facilities.

The Company used $85.1 million for net financing activities in the year-to-date primarily for the repayment of short-term debt borrowings and the payment of dividends to common shareholders partially offset by the tax benefit on stock compensation.

FUTURE CAPITAL RESOURCES AND LIQUIDITY

The Company plans to continue investing significant capital in Energen Resources’ oil and gas production operations. For 2008, the Company expects its oil and gas capital spending to total approximately $330 million, including $305 million for existing properties. The Company expects capital spending at Energen Resources to total approximately $271 million during 2009, including approximately $260 million for existing properties.

The Company also may allocate additional capital for other oil and gas activities such as property acquisitions, additional accelerated development of existing properties and the exploration and further development of potential shale plays primarily in Alabama. Energen Resources may evaluate acquisition opportunities which arise in the marketplace and from time to time will pursue acquisitions that meet Energen’s acquisition criteria. Energen Resources’ ability to invest in property acquisitions is subject to market conditions and industry trends. Property acquisitions are not included in the aforementioned estimate of oil and gas investments and could result in capital expenditures different from those outlined above. In October 2006, Energen Resources and Chesapeake Energy Corporation (Chesapeake) signed an agreement to form an area of mutual interest (AMI) through which they will pursue new leases, exploration, development and operations on a 50-50 basis in an area which encompasses Alabama and some of Georgia, for at least the next 10 years. Energen Resources and Chesapeake continue to lease shared acreage in the AMI; as of March 31, 2008, Energen Resources had approximately $34 million of unproved leasehold costs related to its lease position in Alabama shale. As of May 8, 2008, Energen Resources’ net acreage position totaled approximately 320,000 acres and represents multiple shale opportunities. During the first quarter of 2008, the Company initiated drilling activities for three wells as part of a 5 to 10 well test program. The Company has not included in its capital spending estimates discussed above any amounts associated with exploratory drilling and/or future potential development for the Alabama shale position.

To finance capital spending at Energen Resources, the Company primarily expects to use internally generated cash flow supplemented by its short-term credit facilities. The Company also may issue long-term debt and equity periodically to replace short-term obligations, enhance liquidity and provide for permanent financing.

Energen also plans to consider stock repurchases as a capital investment. Energen may buy shares from time to time on the open market or in negotiated purchases. The timing and amounts of any repurchases are subject to changes in market conditions. The Company did not repurchase shares of common stock for this program during the three months ended March 31, 2008 and 2007. The Company currently plans to continue utilizing internally generated cash flow to fund any future stock repurchases. During the three months ended March 31, 2008, the Company had noncash purchases of approximately $27 million of Company common stock in conjunction with tax withholdings on its non-qualified deferred compensation plan and other stock compensation. The Company utilized internally generated cash flows in payment of the related tax withholdings.

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

Energen Resources periodically enters into derivative commodity instruments that qualify as cash flow hedges under SFAS No. 133 to hedge its exposure to price fluctuations to its estimated oil, natural gas and natural gas liquids production. Energen Resources applies SFAS No. 133 which requires all derivatives to be recognized on the balance sheet and measured at fair value. If a derivative is designated as a cash flow hedge, the effectiveness of the hedge, or the degree that the gain (loss) for the hedging instrument offsets the loss (gain) on the hedged item, is measured at each reporting period. The effective portion of the gain or loss on the derivative instrument is recognized in other comprehensive income (OCI) as a component of equity and subsequently reclassified into earnings as operating revenues when the forecasted transaction affects earnings. The ineffective portion of a derivative’s change in fair value is required to be recognized in operating revenues immediately. Derivatives that do not qualify for hedge treatment under SFAS No. 133 must be recorded at fair value with gains or losses recognized in operating revenues in the period of change.

Alagasco also enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. As required by SFAS No. 133, Alagasco recognizes all derivatives as either assets or liabilities on the balance sheet with a corresponding regulatory asset or liability in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”. Any gains or losses are passed through to customers using the mechanisms of the GSA in compliance with Alagasco’s APSC-approved tariff.

Energen Resources and Alagasco utilize derivative instruments which may include natural gas and crude oil over-the-counter (OTC) swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. In some contracts, the amount of credit allowed before collateral must be posted for out-of-the-money hedges varies depending on the credit rating of the Company or Alagasco. At March 31, 2008, the counterparty agreements under which the Company had active positions did not include collateral posting requirements. Energen Resources was in a net loss position with all of its counterparties as of March 31, 2008. The Company believes the creditworthiness of these counterparties is satisfactory. These hedge transactions are pursuant to standing authorizations by the Board of Directors, which do not authorize speculative positions.

Energen Resources entered into the following transactions for the remainder of 2008 and subsequent years:

Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2008	22.6 Bcf	$8.52 Mcf	NYMEX Swaps
2008	15.4 Bcf	$7.49 Mcf	Basin Specific Swaps
2009	14.2 Bcf	$8.55 Mcf	NYMEX Swaps
2009	29.6 Bcf	$7.76 Mcf	Basin Specific Swaps
2010	10.8 Bcf	$9.28 Mcf	NYMEX Swaps
2010	25.8 Bcf	$8.16 Mcf	Basin Specific Swaps
Natural Gas Basis Differential
2008	8.6 Bcf	**	Basis Swaps
Oil
2008	2,455 MBbl	$70.86 Bbl	NYMEX Swaps
2009	2,700 MBbl	$72.93 Bbl	NYMEX Swaps
2010	960 MBbl	$85.69 Bbl	NYMEX Swaps
2010	*960 MBbl	$104.13 Bbl	NYMEX Swaps
Oil Basis Differential
2008	1,922 MBbl	*	Basis Swaps
2009	2,136 MBbl	*	Basis Swaps
2010	240 MBbl	*	Basis Swaps
2010	*960 MBbl	*	Basis Swaps
Natural Gas Liquids
2008	35.7 MMGal	$0.96 Gal	Liquids Swaps
2009	20.2 MMGal	$1.05 Gal	Liquids Swaps
2009	*23.2 MMGal	$1.24 Gal	Liquids Swaps
*	Contracts entered into subsequent to March 31, 2008.
**	Average contract prices are not meaningful due to the varying nature of each contract.

Realized prices are anticipated to be lower than New York Mercantile Exchange (NYMEX) prices due to basis differences and other factors.

Effective January 1, 2008, the Company partially adopted SFAS No. 157, “Fair Value Measurements,” under the provisions of the Financial Accounting Standards Board (FASB) Staff Position 157-2, “Effective Date of FASB Statement No. 157”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. As defined under SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No.157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value defined as follows:

Level 1 –	Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 –	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date;
Level 3 –	Pricing that requires inputs that are both significant to the fair value measure and unobservable.

Over-the-counter derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models and broker or dealer quotations. These OTC derivative contracts trade in less liquid markets with limited pricing information, and the determination of fair value is inherently more difficult than for actively traded, unadjusted quoted prices. OTC derivatives for which the Company is able to substantiate fair value through directly observable market prices are classified within Level 2 of the fair value hierarchy. These Level 2 fair values consist of NYMEX swaps. OTC derivatives valued using unobservable market prices have been classified within Level 3 of the fair value hierarchy. These Level 3 fair values include basin specific, basis and liquids swaps. The Company believes that these prices represent the best estimate of the exit price for these instruments as of the balance sheet date and are representative of the prices for which the contract will ultimately settle or realize.

The following table sets forth derivative assets and liabilities that were accounted for on a recurring basis as follows:

	March 31, 2008
(in thousands)	Level 2	Level 3	Total
Current assets	$-	$-	$-
Noncurrent assets	406	-	406
Current liabilities	(145,824)	(61,353)	(207,177)
Noncurrent liabilities	(58,564)	(9,051)	(67,615)
Net liability recognized	$(203,982)	$(70,404)	$(274,386)

Level 3 liabilities as of March 31, 2008 represent approximately 4 percent of total liabilities. Changes in fair value result from price changes in the underlying commodity. The Company has prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its derivative instruments. The Company estimates that a 10 percent increase or decrease in commodities prices would result in a $64.9 million change in the fair value of open Level 3 derivative contracts. The resulting impact upon the results of operations for Level 3 derivatives would be immaterial. Liquidity requirements to meet the obligation would not be significantly impacted as gains and losses on the derivative contracts would be similarly offset by sales at the spot market price.

The Company’s use of commodity price hedges for a portion of its gas supply needs is reflected in the utility’s current rates. Alagasco’s rate schedules for natural gas distribution charges contain a GSA rider which permits the pass-through to customers for changes in the cost of gas supply. The GSA rider is designed to capture the Company’s cost of natural gas and provides for a pass-through of gas cost fluctuations to customers without markup; the cost of gas includes the commodity cost, pipeline capacity, transportation and fuel costs, and risk management gains and losses.

A continued higher price commodity environment has the potential to produce adverse effects for the utility. Alagasco could have significant GSA increases in future periods. Sustained higher natural gas prices may decrease Alagasco’s customer base and could result in a further decline in per customer use. Alagasco will continue to monitor its bad debt reserve and will make adjustments as required based on the evaluation of its receivables which are impacted by natural gas prices. Further, during the first quarter, Alagasco experienced a decline in usage by its construction industry related customers. Alagasco expects this usage decline to continue in the near term and currently anticipates utilizing its Enhanced Stability Reserve (ESR) of approximately $4 million during 2008. Absent the ESR reserve, projected earnings for 2008 would be lower by approximately $2.5 million. Under the provisions of the Rate Stabilization and Equalization rate-setting process, Alagasco’s rates in future periods will be adjusted to allow the utility to earn within its allowed range of return on average equity of 13.15 percent to 13.65 percent.

Alagasco maintains an investment in storage gas that is expected to average approximately $72 million in 2008 but will vary depending upon the price of natural gas. During 2008 and 2009, Alagasco plans to invest an estimated $69 million and $75 million, respectively, in utility capital expenditures for normal distribution and support systems. The utility anticipates funding these capital requirements through internally generated capital and the utilization of short-term credit facilities. Alagasco issued $45 million in long-term debt with an interest rate of 5.9% in January 2007 and redeemed $34.4 million of 6.75% Notes maturing September 1, 2031 and $10 million of 7.97% Medium-Term Notes maturing September 23, 2026 in the same period in order to capitalize on lower interest rates.

Access to capital is an integral part of the Company’s business plan. The Company regularly provides information to corporate rating agencies related to current business activities and future performance expectations. On September 25, 2007, Moody’s Investors Service (Moody’s) downgraded the debt rating of Energen to Baa3 senior unsecured from Baa2. Energen’s debt rating of Baa3 remains investment grade and reflects Moody’s assignment of increased risk exposure related to the growth of its oil and gas operations in contrast to its legacy natural gas distribution assets. Moody’s also confirmed the debt rating of Alagasco during this review as A1 senior unsecured. On October 31, 2007, Standard & Poor’s affirmed its BBB+ corporate credit rating on Energen and Alagasco; the outlook remained stable. While the Company expects to have ongoing access to its short-term credit facilities and the broader long-term markets, continued access could be adversely affected by future economic and business conditions and credit rating downgrades. To help finance its growth plans and operating needs, the Company currently has available short-term credit facilities aggregating $435 million of which Energen has available $285 million, Alagasco has available $100 million and $50 million is available to either Company.

Dividends

Energen expects to pay annual cash dividends of $0.48 per share on the Company’s common stock in 2008. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and is based upon business conditions, results of operations, financial conditions and other factors.

Contractual Cash Obligations and Other Commitments

In the course of ordinary business activities, Energen enters into a variety of contractual cash obligations and other commitments. There have been no material changes to the contractual cash obligations of the Company since December 31, 2007.

Recent Pronouncements of the Financial Accounting Standards Board

The Company partially adopted the provisions of SFAS No. 157, “Fair Value Measurements,” as of January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The additional disclosures required under the standard are included in Note 3, Derivative Commodity Instruments.

In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for those items within the scope of FSP 157-2. The deferred disclosures primarily relate to the Company’s asset retirement obligations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to measure financial instruments and certain other items at fair value to mitigate volatility in reported earnings. This Statement is effective for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for any of its assets or liabilities and, therefore, implementation of this standard did not have a material impact on the consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which will improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008. The Company is currently evaluating the impact of this Statement.

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” in December 2007. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The effect of this Standard on the Company is currently being evaluated.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for years beginning after November 1, 2008. The effect of this Standard on the Company is currently being evaluated.

FORWARD LOOKING STATEMENTS

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

Third Party Facilities: The forward-looking statements also assume generally uninterrupted access to third party oil, gas and natural gas liquid gathering, transportation, processing and storage facilities. Energen Resources relies upon such facilities for access to markets for its production. Alagasco relies upon such facilities for access to natural gas supplies. Such facilities are typically limited in number and geographically concentrated. An extended interruption of access to or service from these facilities, whether caused by weather events, natural disaster, accident, mechanical failure, criminal act or otherwise could result in material adverse financial consequences to Alagasco, Energen Resources and/or the Company.

Energen Resources’ Production and Drilling: There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserve and production estimates. In the event Energen Resources is unable to fully invest its planned acquisition, development and exploratory expenditures, future operating revenues, production, and proved reserves could be negatively affected. The drilling of development and exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns, and these risks can be affected by lease and rig availability, complex geology and other factors. Anticipated drilling plans and capital expenditures may also change due to weather, manpower and equipment availability, changing emphasis by management and a variety of other factors which could result in actual drilling and capital expenditures being substantially different than currently planned.

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

Operations: Inherent in the oil and gas production activities of Energen Resources and the gas distribution activities of Alagasco are a variety of hazards and operation risks, such as leaks, explosions and mechanical problems that could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of operations and substantial losses to the Company. In accordance with customary industry practices, the Company maintains insurance against some, but not all, of these risks and losses. The location of pipeline and storage facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. The occurrence of any of these events could adversely affect Alagasco’s, Energen Resources’ and/or the Company’s financial position, results of operations and cash flows.

Alagasco’s Service Territory: Alagasco’s utility customers are geographically concentrated in central and north Alabama. Significant economic, weather, natural disaster, criminal act or other events that adversely affect this region could adversely affect Alagasco and the Company.

SELECTED BUSINESS SEGMENT DATA

ENERGEN CORPORATION

(Unaudited)

	Three months ended March 31,
(in thousands, except sales price data)	2008	2007

Oil and Gas Operations
Operating revenues from continuing operations
Natural gas	$130,954	$123,225
Oil	64,099	54,084
Natural gas liquids	17,446	15,042
Other	12,396	1,682
Total	$224,895	$194,033

Production volumes from continuing operations
Natural gas (MMcf)	16,427	15,547
Oil (MBbl)	944	927
Natural gas liquids (MMgal)	16.7	18.9
Production volumes from continuing operations (MMcfe)	24,483	23,806
Total production volumes (MMcfe)	24,483	23,805

Revenue per unit of production including effects of all derivative instruments
Natural gas (Mcf)	$7.97	$7.93
Oil (barrel)	$67.90	$58.36
Natural gas liquids (gallon)	$1.04	$0.80
Revenue per unit of production including effects of qualifying cash flow hedges
Natural gas (Mcf)	$7.97	$7.92
Oil (barrel)	$68.98	$58.36
Natural gas liquids (gallon)	$1.04	$0.80
Revenue per unit of production excluding effects of all derivative instruments
Natural gas (Mcf)	$7.79	$6.56
Oil (barrel)	$92.83	$52.79
Natural gas liquids (gallon)	$1.26	$0.75

Other data from continuing operations
Lease operating expense (LOE)
LOE and other	$43,135	$35,409
Production taxes	16,576	12,011
Total	$59,711	$47,420
Depreciation, depletion and amortization	$30,396	$26,473
Capital expenditures	$74,397	$53,395
Exploration expenditures	$349	$97
Operating income	$121,495	$105,301

Natural Gas Distribution
Operating revenues
Residential	$199,575	$203,798
Commercial and industrial	77,505	77,722
Transportation	15,503	14,567
Other	4,168	2,541
Total	$296,751	$298,628

Gas delivery volumes (MMcf)
Residential	11,531	11,579
Commercial and industrial	4,976	4,872
Transportation	14,297	13,420
Total	30,804	29,871
Other data

Depreciation and amortization	$12,020	$11,547
Capital expenditures	$13,070	$14,967
Operating income	$74,488	$68,437

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

Energen Resources periodically enters into derivative commodity instruments that qualify as cash flow hedges under Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge its exposure to price fluctuations to its estimated oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its gas supply exposure. Such instruments may include natural gas and crude oil over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. These counterparties have been deemed creditworthy by the Company and have agreed in certain instances to post collateral with the Company when unrealized gains on hedges exceed certain specified contractual amounts. Notwithstanding these agreements, the Company is at risk for economic loss based upon the creditworthiness of its counterparties. In some contracts, the amount of credit allowed before Energen Resources and Alagasco must post collateral for out-of-the-money hedges varies depending on the credit rating of the Company or Alagasco. All hedge transactions are subject to the Company’s risk management policy, approved by the Board of Directors, which does not permit speculative positions. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge. The maximum term over which Energen Resources has hedged exposures to the variability of cash flows is through December 31, 2010.

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

The Company’s interest rate exposure as of March 31, 2008, was minimal as all long-term debt obligations were at fixed rates.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Progams**

January 1, 2008 through January 31, 2008	129,169	*	$60.48	-	8,992,700
February 1, 2008 through February 29, 2008	304,781	*	$62.71	-	8,992,700
March 1, 2008 through March 31, 2008	-		-	-	8,992,700
Total	433,950		$62.05	-	8,992,700

*	Acquired in connection with tax withholdings and payment of exercise price on stock compensation plans.
**

By resolution adopted May 24, 1994, and supplemented by resolutions adopted April 26, 2000 and June 24, 2006, the Board of Directors authorized the Company to repurchase up to 12,564,400 shares of the Company’s common stock. The resolutions do not have an expiration date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held on April 23, 2008, Energen shareholders took the following actions:

a.	Elected the following Directors to serve for three-year terms expiring in 2011:

Director	Votes cast for	Votes withheld
Kenneth W. Dewey	62,565,406	859,997
James S.M. French	62,116,971	1,308,432
James T. McManus II	61,986,495	1,438,908
David W. Wilson	62,558,467	866,936

b.	Ratified of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2008:

Votes cast for amendment	63,133,472
Votes cast against amendment	191,420
Abstentions	100,510

ITEM 6. EXHIBITS

31(a) - Section 302 Energen Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31(b) - Section 302 Energen Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31(c) - Section 302 Alabama Gas Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)

31(d) - Section 302 Alabama Gas Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)

32      - Section 906 Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGEN CORPORATION
ALABAMA GAS CORPORATION

May 8, 2008	By	/s/ James T. McManus II
James T. McManus II
Chairman, Chief Executive Officer and President of Energen Corporation; Chairman and Chief Executive Officer of Alabama Gas Corporation

May 8, 2008	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr.
Vice President, Chief Financial Officer and Treasurer of Energen Corporation and Alabama Gas Corporation

May 8, 2008	By	/s/ Paula H. Rushing
Paula H. Rushing
Vice President-Finance of Alabama Gas Corporation