Form 10-Q
period 2009-03-31
ALABAMA GAS CORP; ENERGEN CORP
filed 2009-05-08
CIK 3146, 277595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number	Registrant	State of Incorporation	IRS Employer Identification Number
1-7810	Energen Corporation	Alabama	63-0757759
2-38960	Alabama Gas Corporation	Alabama	63-0022000

605 Richard Arrington Jr. Boulevard North

Birmingham, Alabama 35203-2707

Telephone Number 205/326-2700

http://www.energen.com

Alabama Gas Corporation, a wholly owned subsidiary of Energen Corporation, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format pursuant to General Instruction H(2).

Indicate by a check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Energen Corporation - Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Alabama Gas Corporation - Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Energen Corporation	YES ☐	NO ☒
Alabama Gas Corporation	YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of May 1, 2009.

Energen Corporation	$0.01 par value	71,704,309 shares
Alabama Gas Corporation	$0.01 par value	1,972,052 shares

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

ENERGEN CORPORATION

(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2009	2008
Operating Revenues
Oil and gas operations	$189,120	$224,895
Natural gas distribution	294,986	296,751
Total operating revenues	484,106	521,646

Operating Expenses
Cost of gas	152,069	161,389
Operations and maintenance	88,387	86,552
Depreciation, depletion and amortization	54,578	42,416
Taxes, other than income taxes	26,460	34,905
Accretion expense	1,136	1,045
Total operating expenses	322,630	326,307

Operating Income	161,476	195,339

Other Income (Expense)
Interest expense	(9,781)	(11,122)
Other income	401	244
Other expense	(1,886)	(596)
Total other expense	(11,266)	(11,474)

Income Before Income Taxes	150,210	183,865
Income tax expense	54,628	67,177

Net Income	$95,582	$116,688

Diluted Earnings Per Average Common Share	$1.33	$1.62
Basic Earnings Per Average Common Share	$1.33	$1.63
Dividends Per Common Share	$0.125	$0.12
Diluted Average Common Shares Outstanding	71,897	72,125
Basic Average Common Shares Outstanding	71,640	71,637

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

ENERGEN CORPORATION

(Unaudited)

(in thousands)	March 31, 2009	December 31, 2008

ASSETS
Current Assets
Cash and cash equivalents	$58,851	$13,177
Accounts receivable, net of allowance for doubtful accounts of $13,766 at March 31, 2009, and $12,868 at December 31, 2008	429,281	414,362
Inventories, at average cost
Storage gas inventory	44,139	77,243
Materials and supplies	19,456	13,541
Liquified natural gas in storage	2,130	3,219
Regulatory asset	49,608	41,714
Income tax receivable	1,531	50,476
Prepayments and other	13,397	29,309

Total current assets	618,393	643,041

Property, Plant and Equipment
Oil and gas properties, successful efforts method	3,036,735	2,959,665
Less accumulated depreciation, depletion and amortization	838,353	793,465
Oil and gas properties, net	2,198,382	2,166,200
Utility plant	1,181,054	1,166,967
Less accumulated depreciation	487,940	480,601
Utility plant, net	693,114	686,366
Other property, net	15,274	15,082

Total property, plant and equipment, net	2,906,770	2,867,648

Other Assets
Regulatory asset	112,351	97,511
Long-term derivative instruments	131,717	140,603
Deferred charges and other	25,392	26,601

Total other assets	269,460	264,715

TOTAL ASSETS	$3,794,623	$3,775,404

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

ENERGEN CORPORATION

(Unaudited)

(in thousands, except share and per share data)	March 31, 2009	December 31, 2008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable to banks	$-	$62,000
Accounts payable	156,360	224,309
Accrued taxes	67,751	42,183
Customers’ deposits	22,497	22,081
Amounts due customers	-	15,124
Accrued wages and benefits	11,542	24,966
Regulatory liability	15,410	25,363
Royalty payable	8,996	12,275
Deferred income taxes	65,116	41,969
Other	26,140	39,831

Total current liabilities	373,812	510,101

Long-term debt	561,443	561,631

Deferred Credits and Other Liabilities
Asset retirement obligation	67,738	66,151
Pension and other postretirement liabilities	66,208	67,474
Regulatory liability	150,523	147,514
Long-term derivative instruments	24,289	8,821
Deferred income taxes	498,151	482,058
Other	17,949	18,364

Total deferred credits and other liabilities	824,858	790,382

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, cumulative $0.01 par value, 5,000,000 shares authorized	-	-
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized, 74,540,622 shares issued at March 31, 2009, and 74,521,957 shares issued at December 31, 2008	745	745
Premium on capital stock	457,405	454,778
Capital surplus	2,802	2,802
Retained earnings	1,492,908	1,405,970
Accumulated other comprehensive income (loss), net of tax
Unrealized gain on hedges	232,550	200,867
Pension and postretirement plans	(30,540)	(31,050)
Deferred compensation plan	3,107	2,948
Treasury stock, at cost; 2,998,378 shares at March 31, 2009, and 2,977,947 shares at December 31, 2008	(124,467)	(123,770)
Total shareholders’ equity	2,034,510	1,913,290

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,794,623	$3,775,404

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

ENERGEN CORPORATION

(Unaudited)

Three months ended March 31, (in thousands)	2009	2008

Operating Activities
Net income	$95,582	$116,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	54,578	42,416
Deferred income taxes	19,488	26,290
Change in derivative fair value	(348)	2,392
Gain on sale of assets	(395)	(10,252)
Other, net	3,635	128
Net change in:
Accounts receivable, net	35,464	(19,581)
Inventories	28,278	40,142
Accounts payable	(44,422)	(17,749)
Amounts due customers	(15,373)	(13,102)
Income tax receivable	48,945	-
Other current assets and liabilities	11,502	(7,925)

Net cash provided by operating activities	236,934	159,447

Investing Activities
Additions to property, plant and equipment	(117,060)	(78,558)
Acquisitions, net of cash acquired	(3,288)	(6,840)
Proceeds from sale of assets	783	15,512
Other, net	(890)	855

Net cash used in investing activities	(120,455)	(69,031)

Financing Activities
Payment of dividends on common stock	(8,644)	(8,654)
Issuance of common stock	44	62
Payment of long-term debt	(234)	(300)
Net change in short-term debt	(62,000)	(93,000)
Tax benefit on stock compensation	29	16,778

Net cash used in financing activities	(70,805)	(85,114)

Net change in cash and cash equivalents	45,674	5,302
Cash and cash equivalents at beginning of period	13,177	8,687

Cash and Cash Equivalents at End of Period	$58,851	$13,989

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONDENSED STATEMENTS OF INCOME

ALABAMA GAS CORPORATION

(Unaudited)

	Three months ended March 31,
(in thousands)	2009	2008

Operating Revenues	$294,986	$296,751

Operating Expenses
Cost of gas	152,069	161,389
Operations and maintenance	31,056	30,655
Depreciation and amortization	12,615	12,020
Income taxes
Current	26,589	24,077
Deferred	2,769	2,477
Taxes, other than income taxes	18,407	18,199

Total operating expenses	243,505	248,817

Operating Income	51,481	47,934

Other Income (Expense)
Allowance for funds used during construction	210	125
Other income	184	200
Other expense	(891)	(593)

Total other expense	(497)	(268)

Interest Charges
Interest on long-term debt	2,982	2,994
Other interest expense	526	998

Total interest charges	3,508	3,992

Net Income	$47,476	$43,674

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED BALANCE SHEETS

ALABAMA GAS CORPORATION

(Unaudited)

(in thousands)	March 31, 2009	December 31, 2008

ASSETS
Property, Plant and Equipment
Utility plant	$1,181,054	$1,166,967
Less accumulated depreciation	487,940	480,601

Utility plant, net	693,114	686,366

Other property, net	150	151

Current Assets
Cash and cash equivalents	51,193	9,728
Accounts receivable
Gas	122,268	146,886
Other	11,439	10,014
Allowance for doubtful accounts	(13,000)	(12,100)
Inventories, at average cost
Storage gas inventory	44,139	77,243
Materials and supplies	4,388	4,381
Liquified natural gas in storage	2,130	3,219
Deferred income taxes	22,163	22,152
Income tax receivable	670	30,654
Regulatory asset	49,608	41,714
Prepayments and other	2,509	2,622

Total current assets	297,507	336,513

Other Assets
Regulatory asset	112,351	97,511
Deferred charges and other	6,755	6,046

Total other assets	119,106	103,557

TOTAL ASSETS	$1,109,877	$1,126,587

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED BALANCE SHEETS

ALABAMA GAS CORPORATION

(Unaudited)

(in thousands, except share data)	March 31, 2009	December 31, 2008

LIABILITIES AND CAPITALIZATION
Capitalization
Preferred stock, cumulative $0.01 par value, 120,000 shares authorized	$-	$-
Common shareholder’s equity
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,972,052 shares issued at March 31, 2009 and December 31, 2008	20	20
Premium on capital stock	31,682	31,682
Capital surplus	2,802	2,802
Retained earnings	312,256	273,743

Total common shareholder’s equity	346,760	308,247
Long-term debt	207,323	207,557

Total capitalization	554,083	515,804

Current Liabilities
Notes payable to banks	-	62,000
Accounts payable	82,444	110,838
Affiliated companies	44,544	21,582
Accrued taxes	53,535	33,911
Customers’ deposits	22,497	22,081
Amounts due customers	-	15,124
Accrued wages and benefits	5,959	10,497
Regulatory liability	15,410	25,363
Other	10,638	9,703

Total current liabilities	235,027	311,099

Deferred Credits and Other Liabilities
Deferred income taxes	105,254	102,473
Pension and other postretirement liabilities	30,147	30,021
Regulatory liability	150,523	147,514
Long-term derivative instruments	24,289	8,821
Other	10,554	10,855

Total deferred credits and other liabilities	320,767	299,684

Commitments and Contingencies

TOTAL LIABILITIES AND CAPITALIZATION	$1,109,877	$1,126,587

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS

ALABAMA GAS CORPORATION

(Unaudited)

Three months ended March 31, (in thousands)	2009	2008

Operating Activities
Net income	$47,476	$43,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,615	12,020
Deferred income taxes	2,769	2,477
Other, net	47	1,337
Net change in:
Accounts receivable	14,140	(11,634)
Inventories	34,186	41,354
Accounts payable	(37,419)	(5,493)
Amounts due customers	(15,373)	(13,102)
Income tax receivable	29,984	-
Other current assets and liabilities	16,551	9,983

Net cash provided by operating activities	104,976	80,616

Investing Activities
Additions to property, plant and equipment	(14,498)	(12,920)
Other, net	(778)	(773)

Net cash used in investing activities	(15,276)	(13,693)

Financing Activities
Dividends	(8,963)	(8,593)
Payment of long-term debt	(234)	(300)
Net advances from affiliates	22,962	8,210
Net change in short-term debt	(62,000)	(62,000)

Net cash used in financing activities	(48,235)	(62,683)

Net change in cash and cash equivalents	41,465	4,240
Cash and cash equivalents at beginning of period	9,728	7,335

Cash and Cash Equivalents at End of Period	$51,193	$11,575

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION

1. BASIS OF PRESENTATION

The unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2008, 2007 and 2006 included in the 2008 Annual Report of Energen Corporation (the Company) and Alabama Gas Corporation (Alagasco) on Form 10-K. Alagasco has a September 30 fiscal year for rate-setting purposes (rate year) and reports on a calendar year for the Securities and Exchange Commission and all other financial accounting reporting purposes. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required for complete financial statements. The Company’s natural gas distribution business is seasonal in character and influenced by weather conditions. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year.

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

Alagasco’s allowed range of return on average equity remains 13.15 percent to 13.65 percent throughout the term of the order. Under RSE, the APSC conducts quarterly reviews to determine, based on Alagasco’s projections and year-to-date performance, whether Alagasco’s return on average equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4 percent of prior-year revenues. Alagasco did not have a reduction in rates related to the return on average equity for the rate year ended 2008. A $24.7 million and $12 million annual increase in revenues became effective December 1, 2008 and 2007, respectively.

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

Alagasco’s rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply. Alagasco’s tariff provides a temperature adjustment mechanism that is designed to moderate the impact of departures from normal temperatures on Alagasco’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers. Other non-temperature weather related conditions that may affect customer usage are not included in the temperature adjustment such as the impact of wind velocity or cloud cover and the elasticity of demand as a result of higher commodity prices.

The APSC approved an Enhanced Stability Reserve (ESR) beginning October 1997, with an approved maximum funding level of $4 million pre-tax, to which Alagasco may charge the full amount of: (1) extraordinary O&M expenses resulting from force majeure events such as storms, severe weather, and outages, when one or a combination of two such events results in more than $200,000 of additional O&M expense during a rate year; or (2) individual industrial and commercial customer revenue losses that exceed $250,000 during the rate year, if such losses cause Alagasco’s return on equity to fall below 13.15 percent. Following a year in which a charge against the ESR is made, the APSC provides for accretions to the ESR in an amount of no more than $40,000 monthly until the maximum funding level is achieved. Under the terms of the current RSE extension, Alagasco will not have accretions against the ESR until December 31, 2010 unless the Company incurs a significant natural disaster during the three-year period ended December 31, 2010 and receives approval from the APSC to resume accretions under the ESR. Due to revenue losses from market sensitive large commercial and industrial customers, Alagasco utilized the ESR of approximately $4 million pre-tax during the third quarter of 2008.

3. DERIVATIVE COMMODITY INSTRUMENTS

Energen Resources Corporation, Energen’s oil and gas subsidiary, applies Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended which requires all derivatives to be recognized on the balance sheet and measured at fair value. If a derivative is designated as a cash flow hedge, the effectiveness of the hedge, or the degree that the gain (loss) for the hedging instrument offsets the loss (gain) on the hedged item, is measured at each reporting period. The effective portion of the gain or loss on the derivative instrument is recognized in other comprehensive income (OCI) as a component of shareholders’ equity and subsequently reclassified as operating revenues when the forecasted transaction affects earnings. The ineffective portion of a derivative’s change in fair value is required to be recognized in operating revenues immediately. All derivative transactions are included in operating activities on the consolidated condensed statements of cash flows.

Energen Resources periodically enters into derivative commodity instruments that qualify as cash flow hedges under SFAS No. 133 to hedge its exposure to price fluctuations on oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Such instruments may include natural gas and crude oil over-the-counter (OTC) swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. The Company is at risk for economic loss based upon the creditworthiness of its counterparties. The following counterparties, Morgan Stanley Capital Group, Inc., J Aron & Company, Citibank, N.A. and Merrill Lynch Commodities, Inc., represented approximately 35 percent, 26 percent, 20 percent and 15 percent, respectively, of Energen Resources’ gain on fair value of derivatives. Energen Resources was in a net gain position with all of its counterparties at March 31, 2009.

The current policy of the Company is to not enter into agreements that require the posting of collateral. The Company has a few older agreements, none of which have active positions as of March 31, 2009, which include collateral posting requirements based on the amount of exposure and counterparty credit ratings. The majority of the Company’s counterparty agreements include provisions for net settlement of transactions payable on the same date and in the same currency. Most, but not all, of the agreements include various contractual set-off rights which may be exercised by the non-defaulting party in the event of an early termination due to a default.

The Company may also enter into derivative transactions to hedge its exposure to price fluctuations that do not qualify for cash flow hedge accounting but are considered by management to represent valid economic hedges and are accounted for as mark-to-market transactions. These economic hedges may include, but are not limited to, basis hedges without a corresponding New York Mercantile Exchange hedge and hedges on non-operated or other properties for which all of the necessary information to qualify for cash flow hedge accounting is either not readily available or subject to change. Derivatives that do not qualify for hedge treatment under SFAS No. 133 are recorded at fair value with gains or losses recognized in operating revenues in the period of change.

The following table details the fair values of commodity contracts by business segment on the balance sheets:

(in thousands)	March 31, 2009
	Oil and Gas Operations		Natural Gas Distribution	Total
Derivative assets or (liabilities) designated as hedging instruments under SFAS No. 133
Accounts receivable	$259,605		$-	$259,605
Long-term derivative instruments	134,135		-	134,135
Total derivative assets	393,740		-	393,740
Accounts receivable	(6,740	)*	-	(6,740)
Long-term derivative instruments	(2,418	)*	-	(2,418)
Total derivative liabilities	(9,158)		-	(9,158)
Total derivatives designated	384,582		-	384,582

Derivative assets or (liabilities) not designated as hedging instruments under SFAS No. 133
Accounts receivable	212		-	212
Long-term derivative instruments	-		-	-
Total derivative assets	212		-	212
Accounts payable	-		(35,298)	(35,298)
Long-term derivative instruments	-		(24,289)	(24,289)
Total derivative liabilities	-		(59,587)	(59,587)
Total derivatives not designated	212		(59,587)	(59,375)
Total derivatives	$384,794		$(59,587)	$325,207
*

Amounts classified in accordance with FASB Interpretation No. 39 (as amended), “Offsetting of Amounts Related to Certain Contracts” which permits offsetting of fair value of amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

The Company had a net $142.5 million and a net $123.1 million deferred tax liability included in current and noncurrent deferred income taxes on the consolidated balance sheets related to derivative items included in OCI as of March 31, 2009 and December 31, 2008, respectively.

As required by SFAS No. 133, Alagasco recognizes all derivatives as either assets or liabilities on the balance sheet with a corresponding regulatory asset or liability. Any gains or losses are passed through to customers using the mechanisms of the GSA in compliance with Alagasco’s APSC-approved tariff in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”.

The following table details the effect of derivative commodity instruments in SFAS No. 133 cash flow hedging relationships on the financial statements:

(in thousands)	Location of Gain on Income Statement	Three months ended March 31, 2009
Amount of gain recognized in OCI on derivative (effective portion), net of tax of $142.5 million	-	$232,550
Amount of gain reclassified from accumulated OCI into income (effective portion)	Operating revenues	$69,655
Amount of gain recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Operating revenues	$200

The following table details the effect of derivative commodity instruments not designated as hedging instruments under SFAS No. 133 on the income statements:

(in thousands)	Location of Gain on Income Statement	Three months ended March 31, 2009
Amount of gain recognized in income on derivative	Operating revenues	$5

As of March 31, 2009, $151.4 million, net of tax, of deferred net gains on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified and reported in earnings as operating revenues during the next twelve-month period. The actual amount that will be reclassified to earnings over the next year could vary materially from this amount due to changes in market conditions. As of March 31, 2009, the Company had 0.09 billion cubic feet (Bcf) of gas hedges which expire by year-end that did not meet the definition of a cash flow hedge but are considered by the Company to be economic hedges.

Energen Resources entered into the following transactions for the remainder of 2009 and subsequent years:

Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2009	11.4 Bcf	$8.33 Mcf	NYMEX Swaps
	24.2 Bcf	$7.53 Mcf	Basin Specific Swaps
2010	14.3 Bcf	$8.79 Mcf	NYMEX Swaps
	28.3 Bcf	$7.98 Mcf	Basin Specific Swaps
Oil
2009	2,025 MBbl	$72.93 Bbl	NYMEX Swaps
2010	2,160 MBbl	$97.60 Bbl	NYMEX Swaps
Oil Basis Differential
2009	1,602 MBbl	*	Basis Swaps
2010	1,440 MBbl	*	Basis Swaps
Natural Gas Liquids
2009	32.5 MMGal	$1.15 Gal	Liquids Swaps
* Average contract prices are not meaningful due to the varying nature of each contract.

Alagasco entered into the following transactions for the remainder of 2009 and subsequent years:

Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2009	12.0 Bcf	$6.95 Mcf	NYMEX Swaps
2010	19.1 Bcf	$7.33 Mcf	NYMEX Swaps
2011	9.9 Bcf	$7.34 Mcf	NYMEX Swaps
2012	13.4 Bcf	$7.33 Mcf	NYMEX Swaps

As of March 31, 2009, the maximum term over which Energen Resources and Alagasco have hedged exposures to the variability of cash flows is through December 31, 2010 and December 31, 2012, respectively.

The Company applies SFAS No. 157, “Fair Value Measurements,” under the provisions of the Financial Accounting Standards Board (FASB) Staff Position 157-2, “Effective Date of FASB Statement No. 157.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. As defined under SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value defined as follows:

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

Over-the-counter derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models and broker or dealer quotations. These OTC derivative contracts trade in less liquid markets with limited pricing information as compared to markets with actively traded, unadjusted quoted prices; accordingly, the determination of fair value is inherently more difficult. OTC derivatives for which the Company is able to substantiate fair value through directly observable market prices are classified within Level 2 of the fair value hierarchy. These Level 2 fair values consist of swaps priced in reference to New York Mercantile Exchange (NYMEX) natural gas and oil futures. OTC derivatives valued using unobservable market prices have been classified within Level 3 of the fair value hierarchy. These Level 3 fair values include basin specific, basis and liquids swaps.

The following table sets forth derivative assets and liabilities that were measured at fair value on a recurring basis:

	March 31, 2009
(in thousands)	Level 2*	Level 3*	Total
Current assets	$115,713	$137,364	$253,077
Noncurrent assets	78,022	53,695	131,717
Current liabilities	(35,298)	-	(35,298)
Noncurrent liabilities	(24,289)	-	(24,289)
Net derivative asset	$134,148	$191,059	$325,207
*	Amounts classified in accordance with FASB Interpretation No. 39.

Alagasco has $35.3 million and $24.3 million of derivative instruments which are classified as Level 2 fair values and are included in the above table as current and noncurrent liabilities, respectively.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 derivative commodity instruments as follows:

(in thousands)	Three months ended March 31, 2009
Balance at beginning of period	$154,094
Realized gains	(2,175)
Unrealized gains relating to instruments held at the reporting date	75,069
Purchases and settlements during period	(35,929)
Balance at end of period	$191,059

4. RECONCILIATION OF EARNINGS PER SHARE (EPS)

(in thousands, except per share amounts)	Three months ended March 31, 2009			Three months ended March 31, 2008
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$95,582	71,640	$1.33	$116,688	71,637	$1.63
Effect of dilutive securities
Performance share awards		116			203
Stock options		91			209
Non-vested restricted stock		50			76

Diluted EPS	$95,582	71,897	$1.33	$116,688	72,125	$1.62

For the three months ended March 31, 2009 and 2008, the Company had 964,737 options and 193,960 options, respectively, which were excluded from the computation of diluted EPS, as their effect was non-dilutive.

5. SEGMENT INFORMATION

The Company principally is engaged in two business segments: the development, acquisition, exploration and production of oil and gas in the continental United States (oil and gas operations) and the purchase, distribution and sale of natural gas in central and north Alabama (natural gas distribution).

	Three months ended March 31,
(in thousands)	2009	2008
Operating revenues
Oil and gas operations	$189,120	$224,895
Natural gas distribution	294,986	296,751
Total	$484,106	$521,646
Operating income (loss)
Oil and gas operations	$81,146	$121,495
Natural gas distribution	80,839	74,488
Eliminations and corporate expenses	(509)	(644)
Total	$161,476	$195,339
Other income (expense)
Oil and gas operations	$(7,268)	$(7,198)
Natural gas distribution	(4,005)	(4,260)
Eliminations and other	7	(16)
Total	$(11,266)	$(11,474)
Income before income taxes	$150,210	$183,865

(in thousands)	March 31, 2009	December 31, 2008
Identifiable assets
Oil and gas operations	$2,686,509	$2,650,136
Natural gas distribution	1,109,877	1,126,587
Subtotal	3,796,386	3,776,723
Eliminations and other	(1,763)	(1,319)
Total	$3,794,623	$3,775,404

6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following:

	Three months ended March 31,
(in thousands)	2009	2008
Net income	$95,582	$116,688
Other comprehensive income (loss):
Current period change in fair value of derivative instruments, net of tax of $46 million and ($68.7) million	74,993	(112,169)
Reclassification adjustment for derivative instruments, net of tax of ($26.5) million and $9.2 million	(43,310)	14,946
Pension and postretirement plans, net of tax of $0.3 million and $0.3 million	510	515
Comprehensive income	$127,775	$19,980

Accumulated other comprehensive income (loss) consisted of the following:

(in thousands)	March 31, 2009	December 31, 2008
Unrealized gain on hedges, net of tax of $142.5 million and $123.1 million	$232,550	$200,867
Pension and postretirement plans, net of tax of ($16.4) million and ($16.7) million	(30,540)	(31,050)
Accumulated other comprehensive income	$202,010	$169,817

7. STOCK COMPENSATION

1997 Stock Incentive Plan

The 1997 Stock Incentive Plan provided for the grant of incentive stock options, non-qualified stock options, or a combination thereof to officers and key employees. Options granted under the Plan provide for the purchase of Company common stock at not less than the fair market value on the date the option is granted. The sale or transfer of the shares is limited during certain periods. All outstanding options vest within three years from date of grant and expire 10 years from the grant date. The Company granted 538,492 non-qualified option shares during the first quarter of 2009 with a grant-date fair value of $8.83.

2004 Stock Appreciation Rights Plan

The Energen 2004 Stock Appreciation Rights Plan provided for the payment of cash incentives measured by the long-term appreciation of Company stock. These awards are liability awards which settle in cash and are re-measured each reporting period until settlement and have a three year vesting period. The Company granted 305,257 and 3,292 awards during the 2009 year-to-date. These awards had fair values of $9.17 and $8.72, respectively, as of March 31, 2009.

Petrotech Incentive Plan

The Energen Resources’ Petrotech Incentive Plan provided for the grant of stock equivalent units. These awards are liability awards which settle in cash and are re-measured each reporting period until settlement. During the three months ended March 31, 2009, Energen Resources awarded 900 Petrotech units with a two year vesting period and a fair value of $28.28 as of March 31, 2009. During the year-to-date, Energen Resources also awarded 2,911 Petrotech units with a three year vesting period and a fair value of $27.80 as of March 31, 2009.

1997 Deferred Compensation Plan

During the three months ended March 31, 2009, the Company had noncash purchases of approximately $0.5 million of Company common stock in conjunction with tax withholdings on its non-qualified deferred compensation plan and other stock compensation. The Company utilized internally generated cash flows in payment of the related tax withholdings.

8. EMPLOYEE BENEFIT PLANS

The Company accounts for defined benefit pension plans and other postretirement benefit plans (benefit plans) in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R).” SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position effective for fiscal years ending after December 15, 2008. The Company previously used a September 30 valuation date for its benefit plans. During the fourth quarter of 2008, the Company changed the measurement date to December 31 using the alternative method. The Company recognized a one-time reduction to retained earnings of $1.8 million pre-tax and an increase to the current and noncurrent regulatory assets of Alagasco totaling approximately $0.1 million and $1.4 million pre-tax, respectively. The increase to regulatory assets which total $1.5 million will be recovered in rates over the average remaining service lives of each plan.

The components of net pension expense for the Company’s two defined benefit non-contributory pension plans and certain nonqualified supplemental pension plans were:

	Three months ended March 31,
(in thousands)	2009	2008
Components of net periodic benefit cost:
Service cost	$1,835	$1,790
Interest cost	3,016	2,950
Expected long-term return on assets	(3,501)	(3,289)
Actuarial loss	997	1,071
Prior service cost amortization	145	230
Net periodic expense	$2,492	$2,752

The Company is not required to make pension contributions in 2009 but expects to make discretionary contributions of at least $5 million through year-end. For the three months ended March 31, 2009, the Company made benefit payments aggregating $3.6 million to retirees from the nonqualified supplemental retirement plans and expects to make additional benefit payments of approximately $0.2 million through the remainder of 2009. The Company recognized a settlement charge of $0.7 million in the fourth quarter of 2008 for the payment of lump sums from a defined benefit pension plan. This charge represented an acceleration of the unamortized actuarial losses as required under SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

The components of net periodic postretirement benefit expense for the Company’s postretirement benefit plans were:

	Three months ended March 31,
(in thousands)	2009	2008
Components of net periodic benefit cost:
Service cost	$453	$409
Interest cost	1,212	1,229
Expected long-term return on assets	(885)	(1,384)
Actuarial loss (gain)	57	(195)
Transition amortization	479	479
Net periodic expense	$1,316	$538

For the three months ended March 31, 2009, the Company made contributions aggregating $1.3 million to the postretirement benefit plan assets. The Company expects to make additional discretionary contributions of approximately $3.9 million to postretirement benefit plan assets through the remainder of 2009.

9. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Certain of Alagasco’s long-term gas procurement contracts for the supply, storage and delivery of natural gas include fixed charges of approximately $104 million through October 2015. Alagasco also is committed to purchase minimum quantities of gas at market-related prices or to pay certain costs in the event the minimum quantities are not taken. These purchase commitments are approximately 112 Bcf through April 2015.

Alagasco purchases gas as an agent for certain of its large commercial and industrial customers. Alagasco has in certain instances provided commodity-related guarantees to the counterparties in order to facilitate these agency purchases. Liabilities existing for gas delivered to customers subject to these guarantees are included in the consolidated balance sheets. In the event the customer for whom the guarantee was entered fails to take delivery of the gas, Alagasco can sell such gas for the customer, with the customer liable for any resulting loss. Although the substantial majority of purchases under these guarantees are for the customers’ current monthly consumption and are at current market prices, in some instances, the purchases are for an extended term at a fixed price. At March 31, 2009, the fixed price purchases under these guarantees had a maximum term outstanding through March 2010 and an aggregate purchase price of $7.1 million with a market value of $4.4 million.

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

In October 2008, Alagasco received a request from the United States Environmental Protection Agency (EPA) for information pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) Section 104(e) and Section 7007 of the Resource Conservation and Recovery Act in connection with a former manufactured gas plant site located in Huntsville, Alabama. The site, along with the Huntsville gas distribution system, was sold by Alagasco to the City of Huntsville in 1949. While Alagasco no longer owns the Huntsville site, the Company anticipates that the EPA will consider Alagasco a potentially responsible party under CERCLA and is in discussions with EPA and the current site owner to develop an action plan for the site. Based on the limited information available at this time, Alagasco preliminarily estimated that it may incur costs associated with the site ranging from $2.9 million to $5.9 million. At the present time, the Company cannot conclude that any amount within this range is a better estimate than any other. During the three months ended March 31, 2009, the Company incurred costs of $52,000 associated with the site. As of March 31, 2009, the Company has accrued a contingent liability of $2.8 million. The estimate assumes an action plan for surface soil. If it is determined that a greater scope of work is appropriate, then actual costs will likely exceed the preliminary estimate. Alagasco expects to recover such costs through insurance recovery and future rates and has recorded a corresponding amount to its Enhanced Stability Reserve regulatory asset account.

10. REGULATORY ASSETS AND LIABILITIES

The following table details regulatory assets and liabilities on the balance sheets:

(in thousands)	March 31, 2009		December 31, 2008
	Current	Noncurrent	Current	Noncurrent
Regulatory assets:
Pension and postretirement assets	$132	$71,632	$132	$72,560
Accretion and depreciation for asset retirement obligation	-	13,459	-	13,145
Gas supply adjustment	12,980	-	11,173	-
Risk management activities	35,298	24,289	27,653	8,821
RSE adjustment	1,133	-	2,688	-
Enhanced stability reserve	-	2,917	-	2,917
Other	65	54	68	68
Total regulatory assets	$49,608	$112,351	$41,714	$97,511

Regulatory liabilities:
RSE adjustment	$137	$-	$137	$-
Unbilled service margin	15,239	-	25,192	-
Asset removal costs, net	-	132,348	-	129,579
Asset retirement obligation	-	17,275	-	17,024
Other	34	900	34	911
Total regulatory liabilities	$15,410	$150,523	$25,363	$147,514

11. ACQUISITION AND DISPOSITIONS OF OIL AND GAS PROPERTIES

In May 2009, Energen signed a purchase and sale agreement to buy interests in certain oil properties in the Permian Basin for a cash purchase price of $182 million (subject to closing adjustments). This sale is expected to close during the second quarter and will have an effective date of May 1, 2009. Energen will acquire total proved reserves of approximately 15.3 million barrels of oil equivalents. Of the proved reserves acquired, an estimated 23 percent are undeveloped. Approximately 76 percent of the acquisition proved reserves are oil, 16 percent are natural gas liquids and natural gas comprise the remaining 8 percent. Energen Resources will use its short-term credit facilities and internally generated cash flows to finance the acquisition.

During the three months ended March 31, 2009, Energen Resources capitalized approximately $153,000 of unproved leaseholds costs, approximately $81,000 of which was related to the Company’s acreage position in Alabama shales. Energen used its available cash and existing lines of credit to finance these unproved leasehold costs.

Energen Resources recorded a $10.3 million pre-tax gain in other operating revenues from the March 2008 property sale of certain Permian Basin oil properties. The Company received approximately $15.5 million pre-tax in cash from the sale of this property.

12. RECENTLY ISSUED ACCOUNTING STANDARDS

The Company partially adopted the provisions of SFAS No. 157 as of January 1, 2008 as permitted by FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157.” SFAS No. 157 defines fair value, establishes criteria to be considered when measuring fair value and expands disclosures about fair value measurements. As of January 1, 2009, the Company’s application of SFAS No. 157 to its non-financial assets and liabilities did not have on impact on the Company’s consolidated financial statements or the results of operations.

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” in December 2007. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This Standard did not have an effect on the consolidated financial statements or the results of operations of the Company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and any contingent consideration measured at their fair value at the acquisition date. SFAS No. 141R was effective January 1, 2009 and did not have a material impact on the Company’s consolidated financial statements or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for years beginning after November 1, 2008. The additional disclosures for derivative instruments required under SFAS No. 161 are included in Note 3, Derivative Commodity Instruments.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and need to be included in the calculation of EPS under the two-class method as described in SFAS No. 128, “Earnings per Share.” This FSP was effective as of January 1, 2009 and did not have a material impact on the consolidated financial statements or the results of operations of the Company.

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 requires additional disclosures to aid in the understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (2) the major categories of plan assets, (3) the inputs and valuation techniques used to measure the fair value of plan assets, (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and (5) significant concentrations of risk within plan assets. This FSP is effective for fiscal years ending after December 15, 2009 and is not expected to have a material impact on the consolidated financial statements or the results of operations.

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

In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the implementation of FSP 107-1 and APB 28-1 to have a material impact on the consolidated financial statements or the results of operations.

During April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreases and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The effect of this FSP on the Company is currently being evaluated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Energen’s net income totaled $95.6 million ($1.33 per diluted share) for the three months ended March 31, 2009 compared with net income of $116.7 million ($1.62 per diluted share) for the same period in the prior year. Energen Resources Corporation, Energen’s oil and gas subsidiary, had net income for the three months ended March 31, 2009, of $47.1 million as compared with $72.5 million in the same quarter in the previous year. Significantly lower commodity prices (approximately $28 million after-tax), increased depreciation, depletion and amortization (DD&A) expense (approximately $7 million after-tax), a 2008 after-tax gain of $6.4 million on the sale of certain Permian Basin oil properties and increased lease operating expense (approximately $2 million after-tax) were partially offset by increased natural gas, oil and natural gas liquids production volumes (approximately $13 million after-tax) and lower production taxes (approximately $5 million after-tax). Energen’s natural gas utility, Alagasco, reported net income of $47.5 million in the first quarter of 2009 compared to net income of $43.7 million in the same period last year largely reflecting the utility’s ability to earn on a higher level of equity (approximately $3 million after-tax).

Oil and Gas Operations

Revenues from oil and gas operations declined 15.9 percent to $189.1 million for the three months ended March 31, 2009 largely as a result of decreased commodity prices partially offset by the impact of higher production volumes. During the current quarter, revenue per unit of production for natural gas fell 17.8 percent to $6.55 per thousand cubic feet (Mcf), while oil revenue per unit of production decreased 22 percent to $52.97 per barrel. Natural gas liquids revenue per unit of production decreased 20.2 percent to an average price of $0.83 per gallon.

Production for the current quarter increased primarily due to additional development activities in the San Juan and Permian basins partially offset by normal production declines. Natural gas production in the first quarter rose 7.4 percent to 17.7 billion cubic feet (Bcf), oil volumes increased 15.5 percent to 1,090 thousand barrels (MBbl) and natural gas liquids production increased 4.8 percent to 17.5 million gallons (MMgal). Natural gas comprised approximately 65 percent of Energen Resources’ production for the current quarter.

Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. The Company includes gains and losses on the disposition of these assets in operating revenues. Energen Resources recorded a pre-tax gain of $0.3 million in the three months ended March 31, 2009 on the sale of various properties. In the first quarter of 2008, Energen Resources recorded a pre-tax gain of $10.3 million largely from the sale of certain Permian Basin oil properties.

O&M expense increased $1.6 million for the quarter. Lease operating expense (excluding production taxes) increased by $2.7 million for the quarter largely due to higher non-operated expense (approximately $1.8 million), increased ad valorem taxes (approximately $1.6 million) and additional marketing and transportation costs (approximately $0.7 million) partially offset by lower compression costs (approximately $1 million). Administrative expense decreased $1 million for the three months ended March 31, 2009 largely due to insurance recoveries associated with certain legal expenses. Exploration expense declined $0.2 million in the first quarter of 2009.

Energen Resources’ DD&A expense for the quarter rose $11.6 million. The average depletion rate for the current quarter was $1.54 per thousand cubic feet equivalent (Mcfe) as compared to $1.21 per Mcfe in the same period a year ago. The increase in the current quarter per unit DD&A rate, which contributed approximately $8 million, was largely due to higher rates resulting from an increase in development costs and the negative effect on reserves of lower year-end oil and gas prices. Increased production volumes also contributed approximately $3.5 million to the increase in DD&A expense.

Energen Resources’ expense for taxes other than income taxes was $8.7 million lower in the three months ended March 31, 2009 largely due to production-related taxes. In the current quarter, lower oil, natural gas and natural gas liquid commodity market prices contributed approximately $10.2 million to the decrease in production-related taxes. Negatively affecting production-related taxes were increased production volumes which contributed approximately $1.5 million. Commodity market prices exclude the effects of derivative instruments for purposes of determining severance taxes.

Natural Gas Distribution

As discussed more fully in Note 2, Regulatory Matters, in the Notes to Unaudited Condensed Financial Statements, Alagasco is subject to regulation by the Alabama Public Service Commission (APSC) and is allowed to earn a range of return on equity of 13.15 percent to 13.65 percent. At September 30, 2009, RSE will limit the utility’s equity upon which a return is permitted to 55 percent of total capitalization.

Natural gas distribution revenues declined $1.8 million for the quarter largely due to a decline in customer usage partially offset by a slight rise in gas costs. Weather that was 3.4 percent warmer than in the same quarter in the prior year contributed to a 2.9 percent decrease in residential sales volumes while commercial and industrial customer sales volumes declined 8.2 percent. Transportation volumes declined 23.3 percent in period comparisons due primarily to decreased large customer and industrial usage. A decrease in gas purchase volumes partially offset by a rise in gas costs resulted in a 5.8 percent decrease in cost of gas for the quarter. Utility gas costs include commodity cost, risk management gains and losses and the provisions of the Gas Supply Adjustment (GSA) rider. The GSA rider in Alagasco’s rate schedule provides for a pass-through of gas price fluctuations to customers without markup. Alagasco’s tariff provides a temperature adjustment mechanism that is designed to moderate the impact of departures from normal temperatures on Alagasco’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers.

O&M expense rose 1.3 percent in the current quarter primarily due to increased insurance costs (approximately $1.4 million) and increased bad debt expense (approximately $0.6 million) partially offset by lower distribution operation expenses (approximately $0.5 million) and decreased consulting and technology fees (approximately $0.4 million).

A 5 percent increase in depreciation expense in the current quarter was primarily due to extension and replacement of the utility’s distribution system and replacement of its support systems. Taxes other than income taxes primarily reflected various state and local business taxes as well as payroll-related taxes. State and local business taxes generally are based on gross receipts and fluctuate accordingly.

Non-Operating Items

Interest expense for the Company decreased $1.3 million in the first quarter of 2009 largely due to lower borrowings at Energen Resources combined with lower interest rates on short-term borrowings. Income tax expense for the Company decreased $12.5 million in the current quarter largely due to lower pre-tax income.

FINANCIAL POSITION AND LIQUIDITY

Cash flows from operations for the year-to-date were $236.9 million as compared to $159.4 million in the prior period. Net income decreased during period comparisons primarily due to lower realized commodity prices partially offset by higher production volumes at Energen Resources. These decreases were more than offset by lower working capital requirements which were influenced primarily by income tax receivables along with commodity prices and the timing of payments. Working capital needs at Alagasco were additionally affected by decreased storage gas inventory compared to the prior period.

The Company had a net outflow of cash from investing activities of $120.5 million for the three months ended March 31, 2009 primarily due to additions of property, plant and equipment. Energen Resources invested $105.9 million (includes approximately $33.1 million of payments associated with accrued development cost) in capital expenditures primarily related to the development of oil and gas properties. Utility capital expenditures totaled $14.5 million (excludes approximately $1.4 million of accrued capital cost) in the year-to-date and primarily represented expansion and replacement of its distribution system and support facilities.

The Company used $70.8 million for net financing activities in the year-to-date primarily for the repayment of short-term debt borrowings and the payment of dividends to common shareholders.

FUTURE CAPITAL RESOURCES AND LIQUIDITY

Recent Market Events

Capital and credit markets have experienced significant volatility and disruption in recent periods. If such volatility and disruptions continue or worsen during 2009, the Company may experience material adverse effects upon its financial position, results of operations and cash flows. While such events did not have a material impact on 2008, these events have the potential for a negative impact including, but not limited to, the following areas:

Risk Management: The Company utilizes derivative instruments to hedge its exposure to commodity price fluctuations. These derivative instruments are entered into with investment grade counterparties and are assessed each reporting period as to hedge effectiveness. Specifically, the Company considers the likelihood that the counterparty will be able to perform under the terms of the derivative instrument. If the Company is unable to conclude that it is probable that such counterparty will be able to perform under the terms of the derivative instrument, then the Company would be required to cease hedge accounting and recognize all gains and losses from that point forward in its results of operations. Further, the Company is at risk of nonperformance for any derivative contracts which are in a gain position. The Company’s current counterparties with active positions are Morgan Stanley Capital Group, Inc, J Aron & Company, Citibank, N.A., Bank of Montreal, Merrill Lynch Commodities, Inc., BP, Barclays Bank PLC and Shell Energy North America (US), L.P.

Access to Capital: Energen and Alagasco rely upon excess cash flows supplemented by short-term credit facilities to fund working capital needs. The Company currently has available short-term credit facilities with eight financial institutions aggregating $515 million of which Energen has available $230 million, Alagasco has available $100 million and $185 million is available to either Company. These short-term credit facilities are 364-day committed bilateral agreements. Energen and Alagasco are subject to the risk that these facilities will not be renewed or will be renewed at less favorable terms. However, the Company believes that its expected cash flows, the diversity of credit facilities and its ability to adjust future capital spending provides adequate support for its liquidity needs.

Oil and Gas Operations

During 2009, Energen Resources anticipates some decline in various market driven costs due to the recently lower commodity price environment including, but not limited to, workover and maintenance expenses, capital costs and other field-service-related expenses. The Company anticipates influences such as weather, natural disasters, changes in global economics and political unrest will continue to contribute to increased price volatility in the near term. Commodity price volatility will affect the Company’s revenue and associated cash flow available for investment.

The Company plans to continue investing significant capital in Energen Resources’ oil and gas production operations. For 2009, the Company expects its oil and gas capital spending to total approximately $235 million, including $212 million for existing properties. Capital spending has been reduced from 2008 levels reflecting a lower price environment and the current economic outlook.

In May 2009, Energen signed a purchase and sale agreement to buy interests in certain oil properties in the Permian Basin for a cash purchase price of $182 million (subject to closing adjustments). This sale is expected to close during the second quarter and will have an effective date of May 1, 2009. Energen Resources will use its short-term credit facilities and internally generated cash flows to finance the acquisition. The Company does not anticipate significant development costs during 2009 for this acquisition.

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

Alabama Shales

In October 2006, Energen Resources sold to Chesapeake Energy Corporation (Chesapeake) a 50 percent interest in its unproved lease position of approximately 200,000 gross acres in various shale plays in Alabama for $75 million plus certain net drilling cost (approximately $10.85 million). Currently, Energen Resources’ net acreage position in Alabama shales totals approximately 343,000 acres representing multiple shale opportunities. As of March 31, 2009, Energen Resources had approximately $42 million of unproved leasehold costs related to its lease position in Alabama shales.

Effective April 1, 2009, Chesapeake agreed to farm out its half-interest in Alabama shales to Energen Resources. Under this agreement, Energen Resources has 18 months to drill two wells; after each well is drilled, Chesapeake will farm out its 50 percent interest to Energen Resources. Chesapeake will retain a net overriding royalty interest of approximately 1 to 2.5 percent convertible to a proportionately reduced working interest of 25 percent (net 12.5 percent) at 125 percent payout on a well-by-well basis. Included in the capital spending estimates above, the Company plans to invest approximately $10 million during 2009 to drill additional shale wells, test alternative completion techniques and complete other zones in the existing test wells.

Natural Gas Distribution

In recent years, the higher price commodity environment has resulted in a decline in the utility’s customer base of approximately 1% annually. The recent lower commodity price environment has not yet reversed this adverse trend at the utility. A return of natural gas prices to higher levels could result in a further decline in Alagasco’s customer base and usage and in significant increases in the utility’s GSA. During 2008, Alagasco charged approximately $4 million against the ESR due to a decline in usage by its construction industry related customers. Alagasco expects this usage decline to continue in the near term. Alagasco will continue to monitor its bad debt reserve and will make adjustments as required based on the evaluation of its receivables which are impacted by natural gas prices and the economy.

Alagasco maintains an investment in storage gas that is expected to average approximately $56 million in 2009 but will vary depending upon the price of natural gas. During 2009, Alagasco plans to invest an estimated $70 million in utility capital expenditures for normal distribution and support systems. The utility anticipates funding these capital requirements through internally generated capital and the utilization of short-term credit facilities. Alagasco received a cash benefit in February 2009 from an approximate $26.2 million income tax refund claim from 2007 which resulted from an approved change by the Internal Revenue Service in a tax accounting method relating to the Company’s recovery of its gas distribution property.

Derivative Commodity Instruments

Energen Resources periodically enters into derivative commodity instruments that qualify as cash flow hedges under SFAS No. 133 to hedge its price exposure to its estimated oil, natural gas and natural gas liquids production. Such instruments may include natural gas and crude oil over-the-counter (OTC) swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. At March 31, 2009, the counterparty agreements under which the Company had active positions did not include collateral posting requirements. Energen Resources was in a net gain position with all of its counterparties at March 31, 2009. The Company is at risk for economic loss based upon the creditworthiness of its counterparties. These hedge transactions are pursuant to standing authorizations by the Board of Directors, which do not authorize speculative positions.

Alagasco also enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. As required by SFAS No. 133, Alagasco recognizes all derivatives as either assets or liabilities on the balance sheet. Any gains or losses are passed through to customers using the mechanisms of the GSA rider in accordance with Alagasco’s APSC approved tariff and are recognized as a regulatory asset or liability in accordance with SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”.

Energen Resources entered into the following transactions for the remainder of 2009 and subsequent years:

Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2009	11.4 Bcf	$8.33 Mcf	NYMEX Swaps
	24.2 Bcf	$7.53 Mcf	Basin Specific Swaps
2010	14.3 Bcf	$8.79 Mcf	NYMEX Swaps
	28.3 Bcf	$7.98 Mcf	Basin Specific Swaps
2010	*0.2 Bcf	$6.17 Mcf	NYMEX Swaps
	*0.5 Bcf	$5.35 Mcf	Basin Specific Swaps
Oil
2009	2,025 MBbl	$72.93 Bbl	NYMEX Swaps
2009	*405 MBbl	$56.20 Bbl	NYMEX Swaps
2010	2,160 MBbl	$97.60 Bbl	NYMEX Swaps
2010	*641 MBbl	$63.75 Bbl	NYMEX Swaps
2011	*864 MBbl	$68.68 Bbl	NYMEX Swaps
2012	*852 MBbl	$71.30 Bbl	NYMEX Swaps
2013	*336 MBbl	$73.30 Bbl	NYMEX Swaps
Oil Basis Differential
2009	1,602 MBbl	**	Basis Swaps
2009	*344 MBbl	**	Basis Swaps
2010	1,440 MBbl	**	Basis Swaps
2010	*833 MBbl	**	Basis Swaps
2011	*600 MBbl	**	Basis Swaps
Natural Gas Liquids
2009	32.5 MMGal	$1.15 Gal	Liquids Swaps
* Contracts entered into subsequent to March 31, 2009 ** Average contract prices are not meaningful due to the varying nature of each contract.

Alagasco entered into the following transactions for the remainder of 2009 and subsequent years:

Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2009	12.0 Bcf	$6.95 Mcf	NYMEX Swaps
2010	19.1 Bcf	$7.33 Mcf	NYMEX Swaps
2010	*0.5 Bcf	$6.75 Mcf	NYMEX Swaps
2011	9.9 Bcf	$7.34 Mcf	NYMEX Swaps
2011	*0.8 Bcf	$6.75 Mcf	NYMEX Swaps
2012	13.4 Bcf	$7.33 Mcf	NYMEX Swaps
* Contracts entered into subsequent to March 31, 2009

Realized prices are anticipated to be lower than New York Mercantile Exchange (NYMEX) prices primarily due to basis differences and other factors.

The Company has adopted SFAS No. 157, “Fair Value Measurements,” under the provisions of the Financial Accounting Standards Board (FASB) Staff Position 157-2, “Effective Date of FASB Statement No. 157.” See Note 3, Derivative Commodity Instruments, in the Notes to Unaudited Condensed Financial Statements for information regarding SFAS No. 157.

The following table sets forth derivative assets and liabilities that were measured at fair value on a recurring basis:

	March 31, 2009
(in thousands)	Level 2*	Level 3*	Total
Current assets	$115,713	$137,364	$253,077
Noncurrent assets	78,022	53,695	131,717
Current liabilities	(35,298)	—	(35,298)
Noncurrent liabilities	(24,289)	—	(24,289)
Net derivative asset (liability)	$134,148	$191,059	$325,207
*

Amounts classified in accordance with FASB Interpretation No. 39 (as amended), “Offsetting of Amounts Related to Certain Contracts” which permits offsetting of fair value of amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

Alagasco has $35.3 million and $24.3 million of derivative instruments which are classified as Level 2 fair values and are included in the above table as current and noncurrent liabilities, respectively.

Level 3 assets as of March 31, 2009 represent approximately 5 percent of total assets. Changes in fair value primarily result from price changes in the underlying commodity. The Company has prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its derivative instruments. The Company estimates that a 10 percent increase or decrease in commodity prices would result in a $22.1 million change in the fair value of open Level 3 derivative contracts. The resulting impact upon the results of operations for Level 3 derivatives would be immaterial due to derivative instruments qualifying as cash flow hedges under SFAS No. 133. Liquidity requirements to meet the obligation would not be significantly impacted as gains and losses on the derivative contracts would be similarly offset by sales at the spot market price.

Stock Repurchases

Energen periodically considers stock repurchases as a capital investment. Energen may buy shares on the open market or in negotiated purchases. The timing and amounts of any repurchases are subject to changes in market conditions. The Company did not repurchase shares of common stock for this program during the three months ended March 31, 2009. The Company expects any future stock repurchases to be funded through internally generated cash flow or through the utilization of its short-term credit facilities. During the three months ended March 31, 2009, the Company had noncash purchases of approximately $0.5 million of Company common stock in conjunction with tax withholdings on its non-qualified deferred compensation plan and other stock compensation plans. The Company utilized internally generated cash flows in payment of the related tax withholdings.

Short-Term Credit Facilities

Access to capital is an integral part of the Company’s business plan. While the Company expects to have ongoing access to its short-term credit facilities and the longer-term markets, continued access could be adversely affected by current and future economic and business conditions and credit rating downgrades. To help finance its growth plans and operating needs, the Company currently has available short-term credit facilities as follows:

(in thousands)	Current Term	Energen	Alagasco	Total
Regions Bank	4/23/2010	$165,000	$35,000	$200,000
Wachovia Bank, National Association	10/31/2009	100,000	100,000	100,000
Compass Bank	8/6/2009	70,000	70,000	70,000
RBC Bank (USA)	10/21/2009	20,000	15,000	35,000
Citicorp USA, Inc.	4/16/2010	20,000	15,000	35,000
The Bank of New York Mellon	1/22/2010	25,000	—	25,000
The Northern Trust Company	10/14/2009	15,000	25,000	25,000
First Commercial Bank	7/13/2009	—	25,000	25,000
		$415,000	$285,000	$515,000

The Company regularly provides information to corporate rating agencies related to current business activities and future performance expectations.

In February 2009, Standard and Poor’s (S&P) removed from “CreditWatch with negative implications” the long-term debt ratings of Energen and Alagasco following a review of four diversified energy companies and their subsidiaries. The investment-grade, consolidated rating for Energen and Alagasco was downgraded from BBB+ to BBB; the outlook is “stable.” S&P said the one-notch downgrade primarily reflected a greater weighting of Energen’s exploration and production activities in S&P’s business risk assessment. In addition, S&P said the rating reflected Energen’s “solid credit measures, a favorable discretionary cash flow outlook for 2009, and some cash flow diversification provided by its regulated utility subsidiary.” The downgrade did not have a material impact on the consolidated financial statements or the results of operations. Future borrowing costs and terms may be negatively impacted.

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

Contractual Cash Obligations and Other Commitments

In the course of ordinary business activities, Energen enters into a variety of contractual cash obligations and other commitments. There have been no material changes to the contractual cash obligations of the Company since December 31, 2008.

Recent Pronouncements of the Financial Accounting Standards Board

See Note 12, Recently Issued Accounting Standards, in the Notes to Unaudited Condensed Financial Statements for information regarding recently issued accounting standards.

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

Complex Federal, State and Local Laws and Regulations: Energen and Alagasco are subject to extensive federal, state and local regulation which significantly influences operations. Although the Company believes that operations generally comply with applicable laws and regulations, failure to comply could result in the suspension or termination of operations and subject the Company to administrative, civil and criminal penalties. Further, these laws and regulations could change in ways that substantially increase costs or limit operations.

SELECTED BUSINESS SEGMENT DATA

ENERGEN CORPORATION

(Unaudited)

	Three months ended March 31,
(in thousands, except sales price data)	2009	2008
Oil and Gas Operations
Operating revenues
Natural gas	$115,635	$130,954
Oil	57,742	64,099
Natural gas liquids	14,522	17,446
Other	1,221	12,396
Total	$189,120	$224,895

Production volumes
Natural gas (MMcf)	17,650	16,427
Oil (MBbl)	1,090	944
Natural gas liquids (MMgal)	17.5	16.7
Total production volumes (MMcfe)	26,692	24,483

Revenue per unit of production including effects of all derivative instruments
Natural gas (Mcf)	$6.55	$7.97
Oil (barrel)	$52.97	$67.90
Natural gas liquids (gallon)	$0.83	$1.04
Revenue per unit of production including effects of qualifying cash flow hedges
Natural gas (Mcf)	$6.55	$7.97
Oil (barrel)	$52.97	$68.98
Natural gas liquids (gallon)	$0.83	$1.04
Revenue per unit of production excluding effects of all derivative instruments
Natural gas (Mcf)	$3.98	$7.79
Oil (barrel)	$36.02	$92.83
Natural gas liquids (gallon)	$0.48	$1.26

Other data
Lease operating expense (LOE)
LOE and other	$45,872	$43,135
Production taxes	7,841	16,576
Total	$53,713	$59,711
Depreciation, depletion and amortization	$41,963	$30,396
Capital expenditures	$74,615	$74,397
Exploration expenditures	$150	$349
Operating income	$81,146	$121,495

Natural Gas Distribution
Operating revenues
Residential	$204,528	$199,575
Commercial and industrial	75,376	77,505
Transportation	15,016	15,503
Other	66	4,168
Total	$294,986	$296,751

Gas delivery volumes (MMcf)
Residential	11,191	11,531
Commercial and industrial	4,568	4,976
Transportation	10,969	14,297
Total	26,728	30,804
Other data
Depreciation and amortization	$12,615	$12,020
Capital expenditures	$16,110	$13,070
Operating income	$80,839	$74,488

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

Energen Resources periodically enters into derivative commodity instruments that qualify as cash flow hedges under Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to hedge its exposure to price fluctuations to its estimated oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its gas supply exposure. Such instruments may include natural gas and crude oil over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. These counterparties are believed to be creditworthy by the Company and have agreed in certain instances to post collateral with the Company when unrealized gains on hedges exceed certain specified contractual amounts. Notwithstanding these agreements, the Company is at risk for economic loss based upon the creditworthiness of its counterparties. All hedge transactions are subject to the Company’s risk management policy, approved by the Board of Directors, which does not permit speculative positions. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge. As of March 31, 2009, the maximum term over which Energen Resources has hedged exposures to the variability of cash flows is through December 31, 2010.

A failure to meet sales volume targets at Energen Resources or gas supply targets at Alagasco due to miscalculations, weather events, natural disasters, accidents, mechanical failure, criminal act or otherwise could leave the Company or Alagasco exposed to its counterparties in commodity hedging contracts and result in material adverse financial losses.

See Note 3, Derivative Commodity Instruments, in the Notes to Unaudited Condensed Financial Statements for details related to the Company’s hedging activities.

The Company’s interest rate exposure as of March 31, 2009, was minimal as all long-term debt obligations were at fixed rates.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Progams**
January 1, 2009 through January 31, 2009	17,191	*	$29.07	-	8,992,700
February 1, 2009 through February 28, 2009	-		-	-	8,992,700
March 1, 2009 through March 31, 2009	1,556	*	$25.05	-	8,992,700
Total	18,747		$28.74	-	8,992,700

*	Acquired in connection with tax withholdings and payment of exercise price on stock compensation plans.
**

By resolution adopted May 24, 1994, and supplemented by resolutions adopted April 26, 2000 and June 24, 2006, the Board of Directors authorized the Company to repurchase up to 12,564,400 shares of the Company’s common stock. The resolutions do not have an expiration date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held on April 22, 2009, Energen shareholders took the following actions:

a.	Elected the following Directors to serve for three-year terms expiring in 2012:

Director	Votes cast for	Votes withheld
Judy M. Merritt	60,897,081	1,710,511
Stephen A. Snider	59,633,382	2,974,210
Gary C. Youngblood	61,564,360	1,043,232

b.	Ratified of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2009:

Votes cast for ratification	62,184,001
Votes cast against ratification	298,726
Abstentions	124,866

ITEM 6. EXHIBITS

31(a)	– Section 302 Energen Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31(b)	– Section 302 Energen Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31(c)	– Section 302 Alabama Gas Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31(d)	– Section 302 Alabama Gas Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32	– Section 906 Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGEN CORPORATION ALABAMA GAS CORPORATION

May 8, 2009	By	/s/ J. T. McManus, II
J. T. McManus, II
Chairman, Chief Executive Officer and
President of Energen Corporation; Chairman and Chief Executive Officer of Alabama Gas Corporation

May 8, 2009	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr.
Vice President, Chief Financial Officer
and Treasurer of Energen Corporation
and Alabama Gas Corporation

May 8, 2009	By	/s/ Russell E. Lynch, Jr.
Russell E. Lynch, Jr.
Vice President and Controller of Energen
Corporation

May 8, 2009	By	/s/ William D. Marshall
William D. Marshall
Vice President and Controller of Alabama Gas
Corporation