Form 10-K
period 2009-12-31
ALABAMA GAS CORP; ENERGEN CORP
filed 2010-02-25
CIK 3146, 277595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number	Registrant	State of Incorporation	IRS Employer Identification Number
1-7810	Energen Corporation	Alabama	63-0757759
2-38960	Alabama Gas Corporation	Alabama	63-0022000

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

Energen Corporation	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Alabama Gas Corporation	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Aggregate market value of the voting stock held by non-affiliates of the registrants as of June 30, 2009:

Energen Corporation	$2,839,294,000

Indicate number of shares outstanding of each of the registrant’s classes of common stock as of February 16, 2010:

Energen Corporation	71,861,637 shares
Alabama Gas Corporation	1,972,052 shares

Alabama Gas Corporation meets the conditions set forth in General Instruction I(1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format pursuant to General Instruction I(2).

DOCUMENTS INCORPORATED BY REFERENCE

Energen Corporation Proxy Statement to be filed on or about March 24, 2010 (Part III, Item 10-14)

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

Farmout

A contractual agreement with an owner who holds working interest in an oil and gas lease to assign all or part of that interest to another party in exchange for fulfilling contractually specified conditions.

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

2009 FORM 10-K ANNUAL REPORT

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

At the end of 2009, Energen Resources’ proved oil and gas reserves totaled 1,547 billion cubic feet equivalent (Bcfe). Substantially all of these reserves are located in the San Juan Basin in New Mexico and Colorado, the Permian Basin in west Texas and the Black Warrior Basin in Alabama. Approximately 83 percent of Energen Resources’ year-end reserves are proved developed reserves. Energen Resources’ reserves are long-lived, with a year-end reserves-to-production ratio of 14 years. Natural gas represents approximately 58 percent of Energen Resources’ proved reserves, with oil representing approximately 30 percent and natural gas liquids comprising the balance.

Growth Strategy: Energen has operated for nearly fifteen years under a strategy to grow its oil and gas operations. Since the end of fiscal year 1995, Energen Resources has invested approximately $1.4 billion in property acquisitions, $2 billion in related development, and $270 million in exploration and related development. Energen Resources’ capital investment in 2010 is currently expected to approximate $310 million primarily for existing properties. The Company also may allocate additional capital for other oil and gas activities such as property acquisitions, additional development of existing properties and the exploration and further development of potential shales acreage primarily in Alabama.

Energen Resources seeks to acquire onshore North American properties which offer proved undeveloped and behind-pipe reserves as well as operational enhancement potential. Energen Resources prefers properties with long-lived reserves and multiple pay-zone opportunities; however, Energen Resources will consider acquisitions of other types of properties which meet its investment requirements, including acquisitions with unproved properties. In addition, Energen Resources conducts exploration activities primarily in areas in which it has operations and remains open to exploration activities which complement its core expertise and meet its investment requirements. Following an acquisition, Energen Resources focuses on increasing production and reserves through development of the properties’ undeveloped reserves and behind-pipe reserve potential as well as engaging in other activities. These activities include development well drilling, exploration, behind-pipe recompletions, pay-adds, workovers, secondary recovery and operational enhancements. Energen Resources prefers to operate its properties in order to better control the nature and pace of development activities. Energen Resources operated approximately 92 percent of its proved reserves at December 31, 2009.

In October 2006, Energen Resources sold to Chesapeake Energy Corporation (Chesapeake) a 50 percent interest in its unproved lease position of approximately 200,000 gross acres in various shale plays in Alabama for $75 million plus certain net drilling costs (approximately $10.85 million). Currently, Energen Resources’ net acreage position in Alabama shales totals approximately 399,000 acres representing multiple shale opportunities. As of December 31, 2009, Energen Resources had approximately $39 million of unproved leasehold costs related to its lease position in Alabama shales.

Effective April 1, 2009, Chesapeake agreed to farmout its half-interest in Alabama shales to Energen Resources. Under this agreement, Energen Resources had 18 months to drill two wells; one earning the Chattanooga acreage and the other earning the Conasauga acreage. A well drilled in the fall of 2009 earned Chesapeake’s portion of the Chattanooga acreage. The farmout agreement was recently amended to extend the period to complete the Conasauga acreage until July 1, 2011. Chesapeake retains a net overriding royalty interest of approximately 1 to 2.5 percent convertible to a proportionately reduced working interest of 25 percent (net 12.5 percent) at 125 percent payout on a well-by-well basis.

During 2009 Energen Resources was unsuccessful in the completion of a Chattanooga shale well. The Company believes a casing leak rendered ineffective two small fracture stimulations in the Chattanooga shale formation. The costs related to this well of approximately $5.6 million pretax were expensed during the fourth quarter of 2009. Also expensed during the fourth quarter, was approximately $1.2 million pretax of costs associated with a well originally drilled by Chesapeake in an area of the Chattanooga shale which the Company no longer intends to pursue. The Company recognized unproved leasehold impairments of $2.1 million associated with these wells. Approximately $13 million of the remaining $39 million of unproved leasehold costs for Alabama shales mentioned above are associated with the Chattanooga shale formation with the remainder associated with the Conasauga shale formation. In the event further efforts are unsuccessful and the Company concludes no further activity is warranted, Energen Resources would expect to record a loss associated with well costs and the non-cash write-off on capitalized unproved leasehold. Energen Resources plans to drill a well during the spring of 2010 in order to determine economic viability of the Chattanooga shale formation and an additional well during the latter half of 2010 to determine economic viability of Conasauga shale formation.

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

During the three years ended December 31, 2009, the Company’s development efforts have added 358 Bcfe of proved reserves from the drilling of 995 gross development and service wells (including 36 sidetrack wells) and 228 well recompletions and pay-adds. In 2009, Energen Resources’ successful development wells and other activities added approximately 106 Bcfe of proved reserves; the Company drilled 222 gross development and service wells (including 3 sidetrack wells), performed some 91 well recompletions and pay-adds, and conducted other operational enhancements. Energen Resources’ production totaled 111.2 Bcfe in 2009 and is estimated to total 114 Bcfe in 2010, including 110 Bcfe of estimated production from proved reserves owned at December 31, 2009.

Drilling Activity: The following table sets forth the total number of net productive and dry exploratory and development wells drilled:

Years ended December 31,	2009	2008	2007
Development:
Productive	130.4	199.2	135.5
Dry	0.0	0.9	1.0
Total	130.4	200.1	136.5
Exploratory:
Productive	1.0	1.8	21.7
Dry	2.5	1.7	0.3
Total	3.5	3.5	22.0

As of December 31, 2009, the Company was participating in the drilling of 6 gross development and exploratory wells, with the Company’s interest equivalent to 5.1 wells. In addition to the development wells drilled, the Company drilled 32.5, 84.1 and 99.8 net service wells during 2009, 2008 and 2007, respectively. As of December 31, 2009, the Company was not participating in the drilling of any gross service wells.

Productive Wells and Acreage: The following table sets forth the total gross and net productive gas and oil wells as of December 31, 2009, and developed and undeveloped acreage as of the latest practicable date prior to year-end:

	Gross	Net
Gas wells	4,390	2,420
Oil wells	3,757	2,176
Developed acreage	758,896	549,095
Undeveloped acreage	582,776	412,365

There were 9 wells with multiple completions in 2009. All wells and acreage are located onshore in the United States, with the majority of the net undeveloped acreage located in Alabama.

Risk Management: Energen Resources attempts to lower the commodity price risk associated with its oil and natural gas business through the use of futures, swaps and options. Energen Resources does not hedge more than 80 percent of its estimated annual production and generally does not hedge more than two fiscal years forward. Energen Resources recognized all derivatives on the balance sheet and measures all derivatives at fair value. If a derivative is designated as a cash flow hedge, the effectiveness of the hedge, or the degree that the gain (loss) for the hedging instrument offsets the loss (gain) on the hedged item, is measured at each reporting period. The effective portion of the gain or loss on the derivative instrument is recognized in other comprehensive income as a component of equity and subsequently reclassified to operating revenues when the forecasted transaction affects earnings. The ineffective portion of a derivative’s change in fair value is required to be recognized in operating revenues immediately.

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

General: Alagasco is the largest natural gas distribution utility in the state of Alabama. Alagasco purchases natural gas through interstate and intrastate suppliers and distributes the purchased gas through its distribution facilities for sale to residential, commercial and industrial customers and other end-users of natural gas. Alagasco also provides transportation services to industrial and commercial customers located on its distribution system. These transportation customers, using Alagasco as their agent or acting on their own, purchase gas directly from marketers or suppliers and arrange for delivery of the gas into the Alagasco distribution system. Alagasco charges a fee to transport such customer-owned gas through its distribution system to the customers’ facilities.

Alagasco’s service territory is located in central and parts of north Alabama and includes 180 cities and communities in 28 counties. The aggregate population of the counties served by Alagasco is estimated to be 2.4 million. Among the cities served by Alagasco are Birmingham, the center of the largest metropolitan area in Alabama, and Montgomery, the state capital. During 2009, Alagasco served an average of 409,214 residential customers and 33,264 commercial, industrial and transportation customers. The Alagasco distribution system includes approximately 10,400 miles of main and more than 11,950 miles of service lines, odorization and regulation facilities, and customer meters.

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

Under RSE, the APSC conducts quarterly reviews to determine, based on Alagasco’s projections and year-to-date performance, whether Alagasco’s return on average equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4 percent of prior-year revenues. At September 30, 2009, RSE limited the utility’s equity upon which a return is permitted to 55 percent of total capitalization. Under the inflation-based Cost Control Measurement (CCM) established by the APSC, if the percentage change in O&M expense on an aggregate basis falls within a range of 0.75 points above or below the percentage change in the Consumer Price Index For All Urban Consumers (Index Range), no adjustment is required. If the change in O&M expense on an aggregate basis exceeds the Index Range, three-quarters of the difference is returned to customers. To the extent the change is less than the Index Range, the utility benefits by one-half of the difference through future rate adjustments. The O&M expense base for measurement purposes will be set at the prior year’s actual O&M expense amount unless the Company exceeds the top of the Index Range in two successive years, in which case the base for the following year will be set at the top of the Index Range. Certain items that fluctuate based on situations demonstrated to be beyond Alagasco’s control may be excluded for the CCM calculation.

Alagasco’s rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply. Alagasco’s tariff provides a temperature adjustment mechanism, also included in the GSA, that is designed to moderate the impact of departures from normal temperatures on Alagasco’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers. Other non-temperature weather related conditions that may affect customer usage are not included in the temperature adjustment.

The APSC approved an Enhanced Stability Reserve (ESR) beginning October 1997, with an approved maximum funding level of $4 million pre-tax, to which Alagasco may charge the full amount of: (1) extraordinary O&M expenses resulting from force majeure events when one or a combination of two such events results in more than $200,000 of additional O&M expense during a rate year; or (2) individual industrial and commercial customer revenue losses that exceed $250,000 during the rate year, if such losses cause Alagasco’s return on average equity to fall below 13.15 percent. Following a year in which a charge against the ESR is made, the APSC provides for accretions to the ESR of no more than $40,000 monthly until the maximum funding level is achieved. Under the terms of the current RSE extension, Alagasco will not have accretions against the ESR until December 31, 2010, unless Alagasco incurs a significant natural disaster during the three-year period ended December 31, 2010 and receives approval from the APSC to resume accretions under the ESR. Due to revenue losses from market-sensitive large commercial and industrial customers, Alagasco utilized the ESR of approximately $4.0 million pre-tax during the rate year ended September 30, 2008. Alagasco expects to utilize the ESR to recover certain manufactured gas plant site remediation costs through future rates and has recorded a corresponding amount to its Enhanced Stability Reserve regulatory account, as more fully described in Environmental Matters.

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

As of December 31, 2009, Alagasco had the following contracts in place for firm natural gas pipeline transportation and storage services:

December 31, 2009
(Mcfd)
Southern firm transportation	112,933
Southern storage and no notice transportation	251,679
Transco firm transportation	70,000
Various intrastate transportation	20,240

Competition: The price of natural gas is a significant competitive factor in Alagasco’s service territory, particularly among large commercial and industrial transportation customers. Propane, coal and fuel oil are readily available, and many industrial customers have the capability to switch to alternate fuels and alternate sources of gas. In the residential and small commercial and industrial markets, electricity is the principal competitor. With the support of the APSC, Alagasco has implemented a variety of programs to help it compete for gas load in all market segments. The Company has been effective at utilizing these programs to avoid load loss to competitive fuels.

Alagasco’s Transportation Tariff allows the Company to transport gas for large commercial and industrial customers rather than buy and resell it to them and is based on Alagasco’s sales profit margin so that operating margins are unaffected. During 2009, substantially all of Alagasco’s large commercial and industrial customer deliveries involved the transportation of customer-owned gas.

Natural gas service available to Alagasco customers falls into two broad categories: interruptible and firm. Interruptible service contractually is subject to interruption by Alagasco for various reasons; the most common occurrence is curtailment during periods of peak core market heating demand. Customers who contract for interruptible service can generally adjust production schedules or switch to alternate fuels during periods of service interruption or curtailment. More expensive firm service, on the other hand, generally is not subject to interruption and is provided to residential and small commercial and industrial customers. These core market customers depend on natural gas primarily for space heating.

Growth: Customer growth presents a major challenge for Alagasco, given its mature, slow-growth service area. Over the past several years, a higher price commodity environment and reduced economic activity have resulted in a decline in the utility’s customer base of approximately 1 percent annually. Recent lower commodity prices have not yet reversed this adverse trend at the utility. In 2009, Alagasco’s average number of customers decreased almost 1 percent. Alagasco will continue to concentrate on maintaining its current penetration levels and increasing residential saturation levels for all end-use applications. Alagasco will also continue to explore opportunities to increase revenue in the small and large commercial and industrial market segments.

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

•	Environmental Matters and Climate Change

Various federal, state and local environmental laws and regulations apply to the operations of Energen Resources and Alagasco. Historically, the cost of environmental compliance has not materially affected the Company’s financial position, results of operations or cash flows. New regulations, enforcement policies, claims for damages or other events could result in significant unanticipated costs. Remediation of the Huntsville, Alabama manufactured gas plant site, as discussed below, may also result in unanticipated costs.

Federal, state and local legislative bodies and agencies frequently exercise their respective authority to adopt new laws and regulations and to amend and interpret existing laws and regulations. Such law and regulation changes may occur with little prior notification, subject the Company to cost increases, and impose restrictions and limitations on the Company’s operations. Currently, there are various proposed law and regulatory changes with the potential to materially impact the Company. Such proposals include, but are not limited to, measures dealing with hydraulic fracturing, emission limits and reporting and the repeal of certain oil and gas tax incentives and deductions. Due to the nature of the political and regulatory processes and based on its consideration of existing proposals, the Company is unable to determine that such proposed laws and regulations are reasonably likely to occur or to determine that the potential impact would be material.

Existing federal, state and local environmental laws and regulations also have the potential to increase costs, reduce liquidity, delay operations and otherwise alter business operations. These existing laws and regulations include, but are not limited to, the Clean Air Act; the Clean Water Act; Oil Pollution Prevention: Spill Prevention Control and Countermeasure regulations; Toxic Substances Control Act; Resource Conservation and Recovery Act and the Federal Endangered Species Act. Compliance with these and other environmental laws and regulations is undertaken as part of the Company’s routine operations. The Company does not separately track costs associated with these routine compliance activities.

Climate change, whether arising through natural occurrences or through the impact of human activities, may have a significant impact upon the operations of Energen Resources and Alagasco. Volatile weather patterns and the resulting environmental impact may adversely impact the results of operations, financial position and cash flows of the Company. The Company is unable to predict the timing or manifestation of climate change or reliably estimate the impact to the Company. However, climate change could affect the operations of the Company as follows:

•	sustained increases or decreases to the supply and demand of oil, natural gas and natural gas liquids;

•

positive or negative changes to usage and customer count at Alagasco from prolonged increases or decreases in average temperature due to the geographic concentration of Alagasco’s customers in central and north Alabama;

•

potential disruption to third party facilities to which Energen Resources delivers to and from which Alagasco is served. Such facilities include third party oil and gas gathering, transportation, processing and storage facilities and are typically limited in number and geographically concentrated.

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

In June 2009, Alagasco received a General Notice Letter from the United States Environmental Protection Agency (EPA) identifying Alagasco as a responsible party for a former manufactured gas plant (MGP) site located in Huntsville, Alabama, and inviting Alagasco to enter an Administrative Settlement Agreement and Order on Consent to perform a removal action at that site. The Huntsville MGP, along with the Huntsville gas distribution system, was sold by Alagasco to the City of Huntsville in 1949. While Alagasco no longer owns the Huntsville site, the Company and the current site owner have agreed to enter into a Consent Order and develop an action plan for the site. Based on the limited information available at this time, Alagasco preliminarily estimates that it may incur costs associated with the site ranging from $3 million to $6.1 million. At the present time, the Company cannot conclude that any amount within this range is a better estimate than any other. During the year ended December 31, 2009, the Company incurred costs of $0.2 million associated with the site. As of December 31, 2009, the Company has accrued a contingent liability of $2.8 million in addition to the costs previously incurred. The estimate assumes an action plan for excavation of affected soil and sediment only. If it is determined that a greater scope of work is appropriate, then actual costs will likely exceed the preliminary estimate. Alagasco expects to recover such costs through insurance recovery and future rates and has recorded a corresponding amount to its Enhanced Stability Reserve regulatory asset account.

•	Employees

The Company has approximately 1,515 employees, of which Alagasco employs 1,100 and Energen Resources employs 415. The Company believes that its relations with employees are good.

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

Energen Resources Customer Concentration: Revenues and related accounts receivable from oil and gas operations primarily are generated from the sale of produced oil, natural gas and natural gas liquids to a small number of energy marketing companies. Such sales are typically made on an unsecured credit basis with payment due the month following delivery. This concentration of sales to a limited number of customers in the energy marketing industry has the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, based on changes in economic, industry or other conditions specific to a single customer or to the energy marketing industry generally. Energen Resources considers the credit quality of its customers and, in certain instances, may require credit assurances such as a deposit, letter of credit or parent guarantee. The three largest oil, natural gas and natural gas liquids purchasers are expected to account for approximately 21 percent, 17 percent and 13 percent, respectively, of Energen Resources’ estimated 2010 production. Energen Resources’ other purchasers are each expected to purchase less than 8 percent of estimated 2010 production.

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

The corporate headquarters of Energen, Energen Resources and Alagasco are located in leased office space in Birmingham, Alabama. See the discussion under Item 1, Business for further information related to Energen Resources’ and Alagasco’s business operations. Information concerning Energen Resources’ production and reserves is summarized in the table below and included in Note 17, Oil and Gas Operations (Unaudited), in the Notes to Financial Statements. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the future outlook and expectations for Energen Resources and Alagasco.

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

The following table sets forth the production volumes for the year ended December 31, 2009, and proved reserves and reserves-to-production ratio by area as of December 31, 2009:

	Year ended December 31, 2009	December 31, 2009	December 31, 2009
	Production Volumes (MMcfe)	Proved Reserves (MMcfe)	Reserves-to- Production Ratio
San Juan Basin	54,887	788,815	14.37 years
Permian Basin	33,799	553,894	16.39 years
Black Warrior Basin	14,313	156,009	10.90 years
North Louisiana/East Texas	7,786	43,520	5.59 years
Other	439	4,628	10.54 years
Total	111,224	1,546,866	13.91 years

The following table sets forth proved reserves by area as of December 31, 2009:

	Gas MMcf	Oil MBbl	NGL MBbl
San Juan Basin	638,173	1,039	24,068
Permian Basin	56,386	76,729	6,189
Black Warrior Basin	156,009	-	-
North Louisiana/East Texas	43,040	80	-
Other	3,938	115	-
Total	897,546	77,963	30,257

The following table sets forth proved developed reserves by area as of December 31, 2009:

	Gas MMcf	Oil MBbl	NGL MBbl
San Juan Basin	494,486	986	20,164
Permian Basin	50,192	64,898	4,821
Black Warrior Basin	154,827	-	-
North Louisiana/East Texas	40,416	79	-
Other	3,938	115	-
Total	743,859	66,078	24,985

The following table sets forth proved undeveloped reserves by area as of December 31, 2009:

	Gas MMcf	Oil MBbl	NGL MBbl
San Juan Basin	143,687	53	3,904
Permian Basin	6,194	11,831	1,368
Black Warrior Basin	1,182	-	-
North Louisiana/East Texas	2,624	1	-
Total	153,687	11,885	5,272

The following table sets forth the reconciliation of proved undeveloped reserves:

Bcfe	Year ended December 31, 2009
Balance at beginning of period	254.7
Undeveloped reserves transferred to developed reserves*	(69.3)
Revisions	(39.2)
Extensions, discoveries and acquisitions	110.4
Balance at end of period	256.6

*	Approximately $103 million in capital was spent in the year ended December 31, 2009 related to undeveloped reserves that were moved to developed

Energen Resources files Form EIA-23 with the Department of Energy which reports gross proved reserves, including the working interest share of other owners, for properties operated by the Company. The proved reserves reported in the table above represent our share of proved reserves for all properties, based on our ownership interest in each property. For properties operated by Energen Resources, the difference between the proved reserves reported on Form EIA-23 and the gross reserves associated with the Company-owned proved reserves reported in the table above does not exceed five percent. Estimated proved reserves as of December 31, 2009 are based upon studies for each of our properties prepared by Company engineers and audited by Ryder Scott Company, L.P. (Ryder Scott) and T. Scott Hickman and Associates, Inc. (T. Scott Hickman), independent oil and gas reservoir engineers. Calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with Securities and Exchange Commission (SEC) guidelines.

A Senior Vice President at Ryder Scott is the technical person primarily responsible for overseeing the audit of the reserves. The Senior Vice President has a Bachelor of Science degree in Mechanical Engineering and is a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers. He has been an employee of Ryder Scott since 1982 and also serves as chief technical advisor of unconventional reserves evaluation. A Petroleum Consultant at T. Scott Hickman is the technical person primarily responsible for overseeing the audit of the reserves. He has a Bachelor of Science degree in Petroleum Engineering and is a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers. He has been employed by T. Scott Hickman since 1983. The General Manager of Acquisitions and Engineering is the technical person primarily responsible for overseeing reserves on behalf of Energen Resources. His background includes a Bachelor of Science degree in Mechanical Engineering and membership in the Society of Petroleum Engineers. He is a registered Professional Engineer in the State of Alabama with more than 30-years experience evaluating oil and natural gas properties and estimating reserves.

The Company relies upon certain internal controls when preparing its reserve estimations. These internal controls include review by the reservoir engineering managers to ensure the correct reserve methodology has been applied for each specific property and that the reserves are properly categorized in accordance with SEC guidelines. They also affirm the accuracy of the data used in the reserve and associated rate forecast, provide a review of the procedures used to input pricing data and a review of the working and net interest factors to ensure that factors are adequately reflected in the engineering analysis.

Net production forecasts are compared to historical sales volumes to check for reasonableness and operating costs and severance taxes calculated in the reserve report are compared to historical accounting data to ensure proper cost estimates are used. A reserve table is generated comparing previous years reserves to current year reserve estimates to determine variances. This table is reviewed by the General Manager of Engineering and Acquisitions and the Chief Operating Officer of Energen Resources. Revisions and additions are investigated and explained.

Reserve estimates of proved reserves are sent to independent reservoir engineers for audit and verification. For 2009, approximately 99 percent of all proved reserves were audited by the independent reservoir engineers which audit engineering procedures, check the reserve estimates for reasonableness and check that the reserves are properly classified.

The following table sets forth the standard pressure base in pounds-force per square inch absolute (psia) for each state in which Energen Resources has wells:

Alabama, Texas	14.65 psia
Colorado	14.73 psia
Louisiana, New Mexico	15.025 psia

The following table sets forth the total net productive gas and oil wells by area as of December 31, 2009, and developed and undeveloped acreage as of the latest practicable date prior to year-end:

	Net Wells	Net Developed Acreage	Net Undeveloped Acreage
San Juan Basin	1,443	277,507	9,595
Permian Basin	2,163	97,281	1,807
Black Warrior Basin	801	147,106	602
North Louisiana/East Texas	178	20,824	952
Alabama Shales and Other	11	6,377	399,409
Total	4,596	549,095	412,365

Energen Resources sells oil, natural gas, and natural gas liquids under a variety of contractual arrangements, some of which specify the delivery of a fixed and determinable quantity. Energen Resources is contractually committed to deliver approximately 53 Bcf (net) of natural gas through March 2011. The Company expects to fulfill delivery commitments through production of existing proved reserves.

Natural Gas Distribution

The properties of Alagasco consist primarily of its gas distribution system, which includes approximately 10,400 miles of main and more than 11,950 miles of service lines, odorization and regulation facilities, and customer meters. Alagasco also has two LNG facilities, four division commercial offices, three division business centers, one district office, seven service centers, and other related property and equipment, some of which are leased by Alagasco.

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

Other

Various other pending or threatened legal proceedings are in progress currently, and the Company has accrued a provision for the estimated liability.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

EXECUTIVE OFFICERS OF THE REGISTRANTS

Energen Corporation

Name	Age	Position (1)

James T. McManus, II	51	Chairman, Chief Executive Officer and President of Energen and Chairman and Chief Executive Officer of Alagasco (2)

Charles W. Porter, Jr.	45	Vice President, Chief Financial Officer and Treasurer of Energen and Alagasco (3)

John S. Richardson	52	President and Chief Operating Officer of Energen Resources (4)

Dudley C. Reynolds	57	President and Chief Operating Officer of Alagasco (5)

J. David Woodruff, Jr.	53	General Counsel and Secretary of Energen and Alagasco and Vice President-Corporate Development of Energen (6)

Russell E. Lynch, Jr.	36	Vice President and Controller of Energen (7)

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

(7)    Mr. Lynch has been employed by the Company in various capacities since 2001. He became Energen’s Manager of Financial Accounting and Treasury in 2004 and Director of Financial Accounting in 2007. He was elected Vice President and Controller of Energen effective January 1, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Market Prices and Dividends Paid Per Share
Quarter ended (in dollars)	High	Low	Close	Dividends Paid
March 31, 2008	66.88	57.61	62.30	.12
June 30, 2008	79.57	61.97	78.03	.12
September 30, 2008	79.33	41.03	45.28	.12
December 31, 2008	45.50	23.00	29.33	.12
March 31, 2009	33.91	23.18	29.13	.125
June 30, 2009	41.62	28.21	39.90	.125
September 30, 2009	45.78	35.38	43.10	.125
December 31, 2009	48.89	41.20	46.80	.125

Energen’s common stock is listed on the New York Stock Exchange under the symbol EGN. On February 16, 2010, there were 6,708 holders of record of Energen’s common stock. At the date of this filing, Energen Corporation owned all the issued and outstanding common stock of Alabama Gas Corporation. Energen expects to pay annual cash dividends of $0.52 per share on the Company’s common stock in 2010. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and is based upon business conditions, results of operations, financial conditions and other factors.

The following table summarizes information concerning securities authorized for issuance under equity compensation plans:

Plan Category	Number of Securities to be Issued for Outstanding Options and Performance Share Awards	Weighted Average Exercise Price	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders*	1,107,809	$36.83	2,272,910
Equity compensation plans not approved by security holders	-	-	-
Total	1,107,809	$36.83	2,272,910
*

These plans include 1,369,514 shares associated with the Company’s 1997 Stock Incentive Plan, 190,724 shares associated with the 1992 Energen Corporation Directors Stock Plan and 712,672 shares associated with the 1997 Deferred Compensation Plan.

The following table summarizes information concerning purchases of equity securities by the issuer:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans**
October 1, 2009 through October 31, 2009	4,529	*	$47.07	-	8,992,700
November 1, 2009 through November 30, 2009	-		-	-	8,992,700
December 1, 2009 through December 31, 2009	-		-	-	8,992,700
Total	4,529		$47.07	-	8,992,700
*	Acquired in connection with tax withholdings and payment of exercise price on stock compensation plans.
**

By resolution adopted May 24, 1994, and supplemented by resolutions adopted April 26, 2000 and June 24, 2006, the Board of Directors authorized the Company to repurchase up to 12,564,400 shares of the Company’s common stock. The resolutions do not have an expiration date.

PERFORMANCE GRAPH

Energen Corporation — Comparison of Five-Year Cumulative Shareholder Returns

This graph compares the total shareholder returns of Energen, the Standard & Poor’s Composite Stock Index (S&P 500), the Standard & Poor’s Supercomposite Oil & Gas Exploration & Production Index (S15OILP), and the Standard & Poor’s Supercomposite Gas Utilities Index (S15GASUX). The graph assumes $100 invested at the per-share closing price of the common stock on the New York Exchange Composite Tape on December 31, 2004, in the Company and each of the indices. Total shareholder return includes reinvested dividends.

As of December 31,	2004	2005	2006	2007	2008	2009

S&P 500 Index	$100	$105	$121	$128	$81	$102

Energen	$100	$125	$163	$225	$104	$168

S15OILP Index	$100	$162	$168	$240	$150	$218

S15GASUX	$100	$108	$135	$154	$117	$147

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data as set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes to Financial Statements included in this Form 10-K.

SELECTED FINANCIAL AND COMMON STOCK DATA

Energen Corporation

Years ended December 31, (dollars in thousands, except per share amounts)	2009	2008	2007	2006		2005
INCOME STATEMENT
Operating revenues	$1,440,420	$1,568,910	$1,435,060	$1,393,986	*	$1,128,394
Income from continuing operations	$256,325	$321,915	$309,212	$273,523	*	$172,886
Net income	$256,325	$321,915	$309,233	$273,570	*	$173,012
Diluted earnings per average common share from continuing operations	$3.57	$4.47	$4.28	$3.73	*	$2.35
Diluted earnings per average common share	$3.57	$4.47	$4.28	$3.73	*	$2.35
BALANCE SHEET
Total property, plant and equipment, net	$3,144,469	$2,867,648	$2,538,243	$2,252,414		$2,068,011
Total assets	$3,803,118	$3,775,404	$3,079,653	$2,836,887		$2,618,226
Long-term debt	$410,786	$561,361	$562,365	$582,490		$683,236
Total shareholders’ equity	$1,988,243	$1,913,920	$1,378,658	$1,202,069		$892,678
COMMON STOCK DATA
Annual dividend rate at period-end	$0.50	$0.48	$0.46	$0.44		$0.40
Cash dividends paid per common share	$0.50	$0.48	$0.46	$0.44		$0.40
Diluted average common shares outstanding (000)	71,885	72,030	72,181	73,278		73,715
Price range:
High	$48.89	$79.57	$70.41	$47.60		$44.31
Low	$23.18	$23.00	$43.78	$32.16		$27.06
Close	$46.80	$29.33	$64.23	$46.94		$36.32

*	Includes an after-tax gain of $34.5 million, or $0.47 per diluted share, on the sale of a 50 percent interest in Energen Resources’ acreage position in Alabama shales to Chesapeake Energy Corporation.

SELECTED BUSINESS SEGMENT DATA

Energen Corporation

Years ended December 31, (dollars in thousands)	2009	2008	2007	2006	2005
OIL AND GAS OPERATIONS
Operating revenues from continuing operations
Natural gas	$460,370	$536,283	$499,406	$437,560	$365,635
Oil	284,750	292,908	251,497	181,459	116,651
Natural gas liquids	67,254	68,216	68,623	50,258	38,455
Other	10,172	16,725	6,066	61,265	6,953
Total	$822,546	$914,132	$825,592	$730,542	$527,694
Production volumes from continuing operations
Natural gas (MMcf)	72,337	67,573	64,300	62,824	61,048
Oil (MBbl)	4,690	4,114	3,879	3,645	3,316
Natural gas liquids (MMgal)	75.2	70.7	77.2	76.3	70.5
Production volumes from continuing operations (MMcfe)	111,224	102,354	98,606	95,596	91,020
Total production volumes (MMcfe)	111,224	102,354	98,605	95,595	91,099
Proved reserves
Natural gas (MMcf)	897,546	1,038,453	1,115,918	1,096,429	1,080,161
Oil (MBbl)	77,963	62,034	74,625	74,893	74,962
Natural gas liquids (MBbl)	30,257	28,953	31,664	29,504	31,934
Total (MMcfe)	1,546,866	1,584,375	1,753,652	1,722,811	1,721,537
Other data from continuing operations
Lease operating expense (LOE)
LOE and other	$181,777	$174,127	$148,280	$134,853	$104,241
Production taxes	35,652	62,552	53,798	49,509	52,271
Total	$217,429	$236,679	$202,078	$184,362	$156,512
Depreciation, depletion and amortization	$184,089	$139,539	$114,241	$97,842	$89,340
Capital expenditures	$427,399	$449,571	$379,479	$259,678	$353,712
Operating income	$353,645	$482,588	$451,567	$405,149	$243,876
NATURAL GAS DISTRIBUTION
Operating revenues
Residential	$399,760	$408,280	$388,291	$426,066	$384,753
Commercial and industrial	162,141	177,719	164,903	181,900	166,957
Transportation	54,312	51,116	49,255	45,950	43,291
Other	1,661	17,663	7,019	9,528	5,699
Total	$617,874	$654,778	$609,468	$663,444	$600,700
Gas delivery volumes (MMcf)
Residential	20,921	21,632	20,665	22,310	24,601
Commercial and industrial	9,934	10,934	10,593	11,226	12,498
Transportation	40,903	46,789	51,448	50,760	49,850
Total	71,758	79,355	82,706	84,296	86,949
Average number of customers
Residential	409,214	413,151	416,967	420,558	425,110
Commercial, industrial and transportation	33,264	33,911	34,200	34,456	34,936
Total	442,478	447,062	451,167	455,014	460,046
Other data
Depreciation and amortization	$50,995	$48,874	$47,136	$44,244	$42,351
Capital expenditures	$77,809	$63,320	$58,862	$76,157	$73,276
Operating income	$83,984	$81,956	$72,742	$74,274	$72,922

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated Net Income

Energen Corporation’s net income for the year ended December 31, 2009 totaled $256.3 million, or $3.57 per diluted share compared to the year ended December 31, 2008 net income of $321.9 million, or $4.47 per diluted share. This 20.1 percent decrease in earnings per diluted share (EPS) largely reflected the result of significantly lower prices for natural gas, oil and natural gas liquids, increased depreciation, depletion and amortization (DD&A) expense, increased administrative expense, a 2008 after-tax gain of $6.4 million on the sale of certain Permian Basin oil properties and higher lease operating expense. Positively affecting net income was the impact of an 8.9 billion cubic feet equivalent (Bcfe) increase in production volumes from Energen Resources Corporation, Energen’s oil and gas subsidiary, decreased production taxes and an after-tax gain of $3.1 million on the sale of certain oil properties in the Permian Basin. For the year ended December 31, 2009, Energen Resources earned $212.1 million, as compared with $282.7 million in the previous year. Alabama Gas Corporation (Alagasco), Energen’s utility subsidiary, generated net income of $45.4 million in the current year as compared with net income in the prior period of $40.2 million. For the year ended December 31, 2007, Energen reported net income of $309.2 million, or $4.28 per diluted share.

2009 vs 2008: Energen Resources’ net income totaled $212.1 million in 2009 as compared with $282.7 million in 2008 primarily due to decreased commodity prices of approximately $105 million after-tax, increased DD&A expense of approximately $28 million after-tax, increased administrative expense of approximately $7 million after-tax, the $6.4 million after-tax gain on the sale of certain Permian Basin oil properties in 2008 and higher lease operating expense of approximately $5 million after-tax. These increases were partially offset by the impact of increased production volumes of approximately $52 million after-tax, decreased production taxes of approximately $17 million after-tax and the after-tax gain of $3.1 million on the sale of certain oil properties in the Permian Basin.

Alagasco earnings increased to $45.4 million in 2009 from $40.2 million in 2008 which largely reflects the timing of revenue recovery associated with core-market sales as well as increased investment gains combined with the utility’s ability to earn on a higher level of equity. Alagasco achieved a return on average equity (ROE) of 14 percent in 2009 compared with 12.9 percent in 2008.

2008 vs 2007: For the year ended December 31, 2008, Energen Resources’ net income totaled $282.7 million and compared favorably to $273.2 million in the prior year. The primary factors positively influencing income included increased commodity prices of approximately $27 million after-tax, the impact of increased production volumes of approximately $22 million after-tax and a $6.4 million after-tax gain on the sale of certain Permian Basin oil properties. These increases were partially offset by higher lease operating expense of approximately $16 million after-tax, increased DD&A expense of approximately $15 million after-tax and the reduced benefit of the Section 199 Domestic Production Activities Deduction on qualified oil and gas production income of approximately $8 million after-tax.

Alagasco earned net income of $40.2 million in 2008 as compared with net income of $36.8 million in 2007. This increase in earnings largely reflected the utility’s ability to earn on a higher level of equity combined with timing differences associated with rate recovery of approximately $4.1 million after-tax, the $2.5 million after-tax utilization of the Enhanced Stability Reserve (ESR) to compensate for large industrial and commercial market sensitive load loss and the approximate $1.8 million after-tax benefit from the utility holding O&M expense to below the inflation-based Cost Control Measurement (CCM). Negatively affecting net income was a decrease in customer usage and other of approximately $5 million after-tax. Alagasco’s ROE was 12.9 percent in 2008 compared with 12.3 percent in 2007.

Operating Income

Consolidated operating income in 2009, 2008 and 2007 totaled $435.4 million, $562.1 million and $522 million, respectively. The decrease in operating income for 2009 is primarily due to significantly lower commodity prices partially offset by increased production at Energen Resources. Growth in operating income for 2008 and 2007 was influenced by strong financial performance from Energen Resources arising from increased commodity prices and production. Alagasco’s operating income remained relatively flat in 2009. During 2008, Alagasco contributed to this growth in operating income consistent with an increase in the level of equity upon which it has been able to earn a return combined with timing differences associated with rate recovery, the utilization of the ESR and the benefit from the increase in O&M expense being below its CCM partially offset by lower customer usage.

Oil and Gas Operations: Revenues from oil and gas operations declined in the current year largely as a result of significantly lower commodity prices partially offset by the impact of increased production volumes. Production increased due to increased volumes related to the June 2009 purchase of certain Permian Basin oil properties, acquiring proved reserves of approximately 15.2 million barrels of oil equivalents along with additional development activities in the San Juan and Permian basins, partially offset by normal production declines and other. Revenue per unit of production for natural gas production declined 19.9 percent to $6.36 per thousand cubic feet (Mcf), oil revenue per unit of production fell 14.7 percent to $60.72 per barrel and natural gas liquids revenue per unit of production decreased 7.3 percent to $0.89 per gallon during 2009. Production rose 8.7 percent to 111.2 Bcfe during 2009. Natural gas production increased 7.1 percent to 72.3 billion cubic feet (Bcf) and oil volumes rose 14 percent to 4,690 thousand barrels (MBbl). Production of natural gas liquids increased 6.4 percent to 75.2 million gallons (MMgal).

In 2008, revenues from oil and gas operations rose primarily due to the impact of higher commodity prices along with increased production volumes. The primary factors affecting the increase in production were additional development activities in the San Juan and North Louisiana/East Texas basins partially offset by normal production declines. Revenue per unit of production for natural gas production rose 2.2 percent to $7.94 per Mcf, oil revenue per unit of production increased 9.8 percent to $71.20 per barrel and natural gas liquids revenue per unit of production increased 7.9 percent to $0.96 per gallon during 2008. Production rose 3.8 percent to 102.4 Bcfe during 2008. Natural gas production increased 5.1 percent to 67.6 Bcf and oil volumes increased 6.1 percent to 4,114 MBbl. Production of natural gas liquids decreased 8.4 percent to 70.7 MMgal due to normal production declines and severe winter weather in the San Juan Basin.

Coalbed methane operating fees are calculated as a percentage of net proceeds on certain properties, as defined by the related operating agreements, and vary with changes in natural gas prices, production volumes and operating expenses. Revenues from operating fees were $3.1 million, $8.6 million and $6.1 million in 2009, 2008 and 2007, respectively.

Years ended December 31, (in thousands, except sales price data)	2009	2008	2007
Operating revenues from continuing operations
Natural gas	$460,370	$536,283	$499,406
Oil	284,750	292,908	251,497
Natural gas liquids	67,254	68,216	68,623
Operating fees	3,091	8,599	6,119
Other	7,081	8,126	(53)
Total operating revenues from continuing operations	$822,546	$914,132	$825,592
Production volumes from continuing operations
Natural gas (MMcf)	72,337	67,573	64,300
Oil (MBbl)	4,690	4,114	3,879
Natural gas liquids (MMgal)	75.2	70.7	77.2
Revenue per unit of production including effects of all derivative instruments
Natural gas (per Mcf)	$6.36	$7.94	$7.77
Oil (per barrel)	$60.72	$71.20	$64.83
Natural gas liquids (per gallon)	$0.89	$0.96	$0.89
Revenue per unit of production including effects of qualifying cash flow hedges
Natural gas (per Mcf)	$6.36	$7.92	$7.76
Oil (per barrel)	$60.65	$71.45	$64.80
Natural gas liquids (per gallon)	$0.89	$0.96	$0.89
Revenue per unit of production excluding effects of all derivative instruments
Natural gas (per Mcf)	$3.52	$7.94	$6.45
Oil (per barrel)	$57.32	$94.97	$67.17
Natural gas liquids (per gallon)	$0.66	$1.14	$0.98
Average production (lifting) cost (per Mcfe)	$1.51	$1.58	$1.40
Average production tax (per Mcfe)	$0.32	$0.61	$0.55
Average DD&A rate (per Mcfe)	$1.63	$1.33	$1.13

Operations and maintenance (O&M) expense increased $19.1 million and $22.6 million in 2009 and 2008, respectively. Lease operating expense (excluding production taxes) in 2009 increased $7.7 million largely due to the June 2009 Permian Basin oil property acquisition (approximately $6.4 million), higher labor costs (approximately $1.6 million), increased marketing and transportation costs (approximately $0.7 million) and increased ad valorem taxes (approximately $0.5 million) partially offset by decreased electrical costs (approximately $1.3 million). In 2008, lease operating expense (excluding production taxes) increased $25.8 million largely due to higher workover expense, (approximately $10 million), increased transportation costs primarily related to increased San Juan production (approximately $5 million), additional compression costs (approximately $3 million), higher ad valorem taxes (approximately $2 million) and increased labor costs (approximately $2 million). Administrative expense rose $10.5 million in 2009 primarily due to increased benefit costs largely related to the Company’s performance-based compensation plans (approximately $8.9 million) and increased legal expenses (approximately $0.8 million). In 2008, administrative expense decreased $9.7 million largely due to lower benefit costs primarily related to the Company’s performance-based compensation plans. The year ended 2007 included settlement charges for the nonqualified supplemental retirement plans and the defined benefit pension plans of $2.3 million. In 2009, exploration expense increased $0.9 million. Exploration expense in 2009 includes the writeoff of two Chattanooga shale wells; the writeoff for one well was $5.6 million and the writeoff for the other well, originally drilled by Chesapeake for $0.9 million. In addition, exploration expense includes approximately $2.1 million of unproved leasehold impairments related to the Alabama shales. Exploration expense rose $6.4 million in 2008 largely due to the writeoff of two wells in the San Juan Basin where mechanical difficulties were encountered.

DD&A expense increased $44.6 million in 2009 and $25.3 million in 2008. The average DD&A rates were $1.63 per Mcfe in 2009, $1.33 per Mcfe in 2008 and $1.13 per Mcfe in 2007. The increase in the average 2009 DD&A rate, which contributed approximately $33.1 million, was primarily due to higher development costs along with the reserve revisions associated with 2008 and 2009 reserve prices. Higher development costs along with the impact in the 2008 fourth quarter of pricing year-end proved reserves resulted in an increase in the average 2008 DD&A rate of approximately $20.6 million. Increased production volumes also contributed approximately $11.3 million and $4.2 million to the increase in DD&A expense in 2009 and 2008, respectively.

Energen Resources’ expense for taxes other than income taxes primarily reflected production-related taxes. Energen Resources recorded severance taxes of $35.7 million, $62.6 million and $53.8 million for 2009, 2008 and 2007, respectively. Severance taxes decreased $26.9 million in 2009 over the prior year. Lower commodity market prices contributed approximately $32.3 million to the decrease in production-related taxes. Partially offsetting the decreases in production-related taxes were higher production volumes which contributed approximately $5.4 million. Higher severance taxes in 2008 resulted from increased commodity market prices and higher natural gas and oil production volumes. Higher commodity market prices and the impact of increased production volumes contributed approximately $13.7 million and $2 million, respectively. Partially offsetting the increase in severance taxes during 2008 was a $6.9 million adjustment related to 2005 through 2008 for reduced severance taxes in New Mexico. Commodity market prices exclude the effects of derivative instruments for purposes of determining severance taxes.

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

Alagasco generates revenues through the sale and transportation of natural gas. The transportation rate does not contain an amount representing the cost of gas, and Alagasco’s rate structure allows similar margins on transportation and sales gas. Weather can cause variations in space heating revenues; as such Alagasco’s tariff provides a temperature adjustment mechanism that is designed to moderate the impact of departures from normal temperatures on Alagasco’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers and is adjusted through the Gas Supply Adjustment rider (GSA).

Alagasco’s natural gas and transportation sales revenues totaled $617.9 million, $654.8 million and $609.5 million in 2009, 2008 and 2007, respectively. Sales revenue in 2009 declined largely due to a decrease in gas costs of approximately $36 million and a decline in customer usage of approximately $9 million. The decline in revenues was also impacted by adjustments from the utility’s rate setting mechanisms. As of September 30, 2009, Alagasco had a $1.5 million pre-tax reduction in revenues to bring the return on average equity to midpoint within the allowed range of return. Alagasco charged approximately $4 million against the ESR during the third quarter of 2008 due to a decline in usage by certain market sensitive large commercial and industrial customers. At the end of the 2008 rate year, the increase in O&M expense was below its inflation-based cost control measure; as a result the utility benefited by a $2.9 million pre-tax increase in revenues. Weather was 4.7 percent warmer than in the prior year during 2009. Residential sales volumes declined 3.3 percent while commercial and industrial volumes decreased 9.1 percent. Transportation volumes fell 12.6 percent largely due to decreased large customer and industrial usage. In 2008, weather that was 13.3 percent colder than in the prior year contributed to a 4.7 percent increase in residential sales volumes while commercial and industrial volumes rose 3.2 percent. Transportation volumes declined 9.1 percent primarily due to decreased usage from construction industry related customers. In 2008, sales revenue increased primarily due to an increase in gas costs of approximately $22 million and a weather-driven increase in customer usage of approximately $11 million. Adjustments from the utility’s rate setting mechanisms also contributed to the increase in revenues as Alagasco charged approximately $4 million against the ESR during the third quarter of 2008 and benefited from the $2.9 million pre-tax adjustment as discussed above. At the end of the 2007 rate year, Alagasco had a $3.6 million pre-tax reduction in revenues to bring the return on average equity to midpoint in the allowed range of return. In 2009, lower gas costs along with decreased gas purchase volumes contributed to a 13 percent decrease in cost of gas. Higher gas costs combined with an increase in gas purchase volumes resulted in a 10.5 percent increase in cost of gas in 2008.

O&M expense at the utility increased 5.4 percent in 2009 primarily due to increased bad debt expense (approximately $4.2 million), higher labor-related costs (approximately $3.2 million) and increased marketing expenses (approximately $2.7 million) partially offset by lower distribution operation expenses (approximately $2.1 million) and net decreased consulting and technology costs (approximately $0.5 million). In 2008, O&M expense at the utility decreased 1.1 percent primarily due to lower labor-related costs (approximately $3.9 million) and decreased insurance costs (approximately $1.9 million) partially offset by increased consulting and technology fees (approximately $3.5 million) and higher bad debt expense (approximately $1 million). Settlement charges for the defined benefit pension plan of $0.7 million were included in the year ended December 31, 2008. The year ended December 31, 2007 included settlement charges for the nonqualified supplemental retirement plans and the defined benefit pension plans of $3.4 million. For the rate year ended September 30, 2008, the increase in O&M expense per customer was below the Index Range; as a result, the utility benefited by $2.9 million pre-tax with the related impact to rates effective December 1, 2008. Alagasco’s O&M expense fell within the Index Range for the rate year ended September 30, 2007.

Depreciation expense rose 4.3 percent and 3.7 percent in 2009 and 2008, respectively, due to extension and replacement of the utility’s distribution and replacement of its support systems. Alagasco’s expense for taxes other than income primarily reflects various state and local business taxes as well as payroll-related taxes. State and local business taxes generally are based on gross receipts and fluctuate accordingly.

Years ended December 31, (in thousands)	2009	2008	2007
Natural gas transportation and sales revenues	$617,874	$654,778	$609,468
Cost of natural gas	(306,054)	(351,774)	(318,429)
Operations and maintenance	(134,847)	(127,877)	(129,351)
Depreciation	(50,995)	(48,874)	(47,136)
Income taxes	(27,353)	(24,829)	(21,636)
Taxes, other than income taxes	(41,994)	(44,297)	(41,810)
Operating income	$56,631	$57,127	$51,106
Natural gas sales volumes (MMcf)
Residential	20,921	21,632	20,665
Commercial and industrial	9,934	10,934	10,593
Total natural gas sales volumes	30,855	32,566	31,258
Natural gas transportation volumes (MMcf)	40,903	46,789	51,448
Total deliveries (MMcf)	71,758	79,355	82,706

Non-Operating Items

Consolidated: Interest expense in 2009 fell $2.6 million largely due to lower borrowings at Energen Resources combined with lower interest rates on short-term debt. In 2008, interest expense declined $5.1 million largely due to the May 2007 voluntary call of the $100 million Floating Rate Senior Notes due November 15, 2007 along with lower interest rates on short term borrowings. The average daily outstanding balance under short-term credit facilities was $33.6 million in 2009. The average daily outstanding balance under short-term credit facilities was $89.2 million in 2008 as compared to $67.7 million in 2007. In 2009, other income increased largely due to increased investment gains. Increased investment losses affected other expense during 2008. In 2009 income tax expense decreased largely due to lower pre-tax income. Income tax expense increased in 2008 due to higher pre-tax income and the approximate $8 million reduction in the after-tax benefit of the Section 199 deduction.

FINANCIAL POSITION AND LIQUIDITY

The Company’s net cash from operating activities totaled $679.5 million, $569.2 million and $484.2 million in 2009, 2008 and 2007, respectively. Net income decreased for 2009 primarily due to lower realized commodity prices partially offset by higher production volumes at Energen Resources and lower production taxes. These decreases were more than offset by lower working capital requirements which were influenced primarily by accrued taxes along with the effect of lower commodity prices and the timing of payments. Operating cash flow in 2008 and 2007 benefited from higher realized commodity prices and production volumes at Energen Resources. Operating cash flows during 2008 were positively impacted by the tax effect of depreciation and basis differences. During 2007, operating cash flows were negatively affected by the tax effect of the depreciation and basis differences along with the 2006 utilization of minimum tax credit. During 2009, working capital needs at Alagasco were largely affected by decreased gas costs compared to the prior period, accrued taxes and storage gas inventory. Alagasco received a cash benefit in February 2009 from an approximate $26.2 million income tax refund claim from 2007 which resulted from an approved change by the Internal Revenue Service in a tax accounting method relating to the Company’s recovery of its gas distribution property. During 2008, working capital needs were primarily affected by increased gas costs and accrued taxes. Working capital needs at Alagasco were reduced by declining gas costs for 2007. Other working capital items, which primarily are the result of changes in throughput and the timing of payments, combined to create the remaining increases in 2008 and 2007.

During 2009, the Company made net investments of $519.1 million. Energen Resources invested $189.8 million in property acquisitions including approximately $5.1 million of unproved leaseholds, $237.9 million for development costs (includes approximately $23.8 million of accrued development cost) including approximately $138.8 million to drill 163 net development and service wells and $16.2 million for exploration. In June 2009, Energen Resources completed its purchase of oil properties located in the Permian Basin for a cash price of approximately $181 million. The acquisition added approximately 15.2 million barrels of oil equivalents in proved reserves. Energen

Resources had cash proceeds in 2009 of $7.9 million primarily from the sale of certain Permian Basin oil properties. Utility expenditures in 2009 totaled $77 million (includes approximately $0.5 million of accrued capital cost) and primarily represented expansion and replacement of its distribution system and support facilities, including the implementation of the Customer Care and Service (CCS) software system. During 2008, the Company made net investments of $464.6 million. Energen Resources invested $19 million in property acquisitions including approximately $18.1 million of unproved leaseholds (including approximately $13 million related to Alabama shales), $386.7 million for development costs (excludes approximately $26.2 million of accrued development cost) including approximately $262 million to drill 285 net development and service wells and $19.5 million for exploration. Energen Resources had cash proceeds in 2008 of $16.2 million from the sale of certain properties. Utility expenditures in 2008 totaled $62.6 million. During 2007, the Company made net investments of $431.9 million. Energen Resources invested $54.6 million in property acquisitions, including an $18 million acquisition in the Permian Basin and approximately $32 million of unproved leaseholds (including approximately $28 million related to Alabama shales), $313.2 million for development costs including approximately $202 million to drill 236 net development and service wells and $7.5 million for exploration. Utility expenditures in 2007 totaled $58.2 million.

During 2009, the Company added approximately 97 Bcfe of reserves primarily from the Permian Basin oil property acquisition. Also during 2009, Energen Resources added 106 Bcfe of reserves from discoveries and other additions, primarily the result of development drilling that increased the number of proved undeveloped locations in both the San Juan and Permian basins as well as continued downspacing in the Permian Basin. Energen Resources added approximately 126 Bcfe and 142 Bcfe of reserves in 2008 and 2007, respectively.

The Company used $97.7 million and $100.2 million for net financing activities in 2009 and 2008, respectively, primarily for the repayment of short-term debt borrowings. In addition, long-term debt was reduced by $1 million and $10.9 million for current maturities in 2009 and 2008, respectively. In 2007, net cash used for financing activities totaled $53.9 million primarily for the early redemption of $100 million Floating Rate Senior Notes, $34.4 million of 6.75% Notes, $10 million of Medium-Term Notes, Series A, with an annual interest rate of 8.09% and $10 million of 7.97% Medium-Term Notes. Partially offsetting these uses of cash was the January 2007 issuance by Alagasco of $45 million in long-term debt with an interest rate of 5.9%. For each of the years, net cash used in financing activities also reflected dividends paid to common stockholders.

Capital Expenditures

Oil and Gas Operations: Energen Resources spent a total of approximately $1.3 billion for capital projects during the years ended December 31, 2009, 2008 and 2007. Property acquisition expenditures totaled $265 million, development activities totaled $951.6 million, and exploratory expenditures totaled $43.2 million.

Years ended December 31, (in thousands)	2009	2008	2007
Capital and exploration expenditures for:
Property acquisitions	$191,363	$18,996	$54,626
Development	225,482	412,928	313,220
Exploration	16,230	19,504	7,456
Other	4,198	5,763	5,667
Total	437,273	457,191	380,969
Less exploration expenditures charged to income	9,874	7,620	1,490
Net capital expenditures	$427,399	$449,571	$379,479

Natural Gas Distribution: During the years ended December 31, 2009, 2008 and 2007, Alagasco invested $200 million for capital projects: $146.8 million for expansion, replacements and support of its distribution system and $53.2 million for support facilities, including the development and implementation of information systems.

Years ended December 31, (in thousands)	2009	2008	2007
Capital expenditures for:
Renewals, replacements, system expansion and other	$52,585	$43,284	$50,924
Support facilities	25,224	20,036	7,938
Total	$77,809	$63,320	$58,862

FUTURE CAPITAL RESOURCES AND LIQUIDITY

Market Events

During 2008 and early 2009, capital and credit markets experienced significant volatility and disruption. Future economic disruptions could result in material adverse effects upon Energen’s financial position, results of operations and cash flows. Such events have the potential for a negative impact including, but not limited to, the following areas:

Risk Management: The Company utilizes derivative instruments to hedge its exposure to commodity price fluctuations. These derivative instruments are entered into with investment grade counterparties and are assessed each reporting period as to hedge effectiveness. Specifically, the Company considers the likelihood that the counterparty will be able to perform under the terms of the derivative instrument. If the Company is unable to conclude that it is probable that such counterparty will be able to perform under the terms of the derivative instrument, then the Company would be required to cease hedge accounting and recognize all gains and losses from that point forward in its results of operations. Further, the Company is at risk of nonperformance for any derivative contracts which are in a gain position. The Company’s current counterparties with active positions are Morgan Stanley Capital Group, Inc, J Aron & Company, Citibank, N.A., Bank of Montreal, Merrill Lynch Commodities, Inc., BP, Barclays Bank PLC, Wachovia Bank National Association and Shell Energy North America (US), L.P. Energen Resources was in a net gain position with six of its counterparties and a net loss with the remaining three at December 31, 2009.

Access to Capital: Energen and Alagasco rely upon excess cash flows supplemented by short-term credit facilities to fund working capital needs. During January 2010, the Company had two facilities that expired and were not renewed, RBC Bank (USA) for $35 million and Bank of New York Mellon for $25 million. The Company currently has available short-term credit facilities with seven financial institutions aggregating $465 million of which Energen has available $185 million, Alagasco has available $95 million and $185 million is available to either company. These short-term credit facilities are 364-day committed bilateral agreements. Energen and Alagasco are subject to the risk that these facilities will not be renewed or will be renewed at less favorable terms. However, the Company believes that its expected cash flows, the diversity of credit facilities and its ability to adjust future capital spending provides adequate support for its liquidity needs.

Oil and Gas Operations

The Company anticipates continued price volatility due to supply-and-demand factors, weather, natural disasters, changes in global economics and political unrest. Commodity price volatility will affect the Company’s revenue and associated cash flow available for investment.

The Company plans to continue investing significant capital in Energen Resources’ oil and gas production operations. For 2010, the Company expects its oil and gas capital spending to total approximately $310 million, including $288 million for existing properties. Included in this $288 million is approximately $125 million for the development of previously identified proved undeveloped reserves.

Capital expenditures by area during 2010 are planned as follows:

Year ended December 31, (in thousands)	2010
San Juan Basin	$65,000
Permian Basin	216,000
Black Warrior Basin	1,000
North Louisiana/East Texas	6,000
Exploration	18,000
Other	4,000
Total	$310,000

Energen anticipates having the following drilling rigs and net wells by area during 2010. The drilling rigs presented below are operated while the net wells include operated and non-operated wells.

	Drilling Rigs	Net Wells
San Juan Basin	1 - 5	25
Permian Basin	3 - 5	207
Black Warrior Basin	1	1
North Louisiana/East Texas	0	2
Total	5 - 11	235

The Company also may allocate additional capital for other oil and gas activities such as property acquisitions, additional development of existing properties and the exploration and further development of potential shales acreage primarily in Alabama. Energen Resources may evaluate acquisition opportunities which arise in the marketplace and from time to time will pursue acquisitions that meet Energen’s acquisition criteria. Energen Resources’ ability to invest in property acquisitions is subject to market conditions and industry trends. Property acquisitions are not included in the aforementioned estimate of oil and gas investments and could result in capital expenditures different from those outlined above. To finance capital spending at Energen Resources, the Company primarily expects to use internally generated cash flow supplemented by its short-term credit facilities. The Company also may issue long-term debt and equity periodically to replace short-term obligations, enhance liquidity and provide for permanent financing. The Company currently has no plans for the issuance of equity.

Alabama Shales

During 2009 Energen Resources was unsuccessful in the completion of a Chattanooga shale well. The Company believes a casing leak rendered ineffective two small fracture simulations in the Chattanooga shale formation. The costs related to this well of approximately $5.6 million pretax were expensed during the fourth quarter of 2009. Also expensed during the fourth quarter, was approximately $1.2 million pretax of costs associated with a well originally drilled by Chesapeake in an area of the Chattanooga shale which the Company no longer intends to pursue. The Company recognized unproved leasehold impairments of $2.1 million associated with these wells. Approximately $13 million of the remaining $39 million of unproved leasehold costs for Alabama shales mentioned above are associated with the Chattanooga shale formation with the remainder associated with the Conasauga shale formation. In the event further efforts are unsuccessful and the Company concludes no further activity is warranted, Energen Resources would expect to record a loss associated with well costs and the non-cash write-off on capitalized unproved leasehold. Energen Resources plans to drill a well during the spring of 2010 in order to determine economic viability of the Chattanooga shale formation and an additional well during the latter half of 2010 to determine economic viability of Conasasuga shale formation.

Natural Gas Distribution

Alagasco’s use of commodity price hedges for a portion of its gas supply needs is reflected in the utility’s current rates. Alagasco’s rate schedules for natural gas distribution charges contain a GSA rider which permits the pass-through to customers for changes in the cost of gas supply. The GSA rider is designed to capture the Company’s cost of natural gas and provides for a pass-through of gas cost fluctuations to customers without markup; the cost of gas includes the commodity cost, pipeline capacity, transportation and fuel costs, and risk management gains and losses. Over the past several years, a higher price commodity environment and reduced economic activity has contributed to the decline in the utility’s customer base and in declines in usage volume per customer. While the commodity price environment has moderated, a return of natural gas prices to higher levels could result in a further decline in Alagasco’s customer base and usage and in increases in the utility’s GSA. Alagasco monitors the bad debt reserve and makes adjustments as required based on its evaluation of receivables which are impacted by natural gas prices and the underlying current and future economic conditions facing the utility’s customer base.

Alagasco maintains an investment in storage gas that is expected to average approximately $36 million in 2010 but will vary depending upon the price of natural gas. During 2010, Alagasco plans to invest approximately $80 million in utility capital expenditures for normal distribution and support systems. The utility anticipates funding these capital requirements through internally generated cash flow and the utilization of short-term credit facilities.

Stock Repurchases

Energen periodically considers stock repurchases as a capital investment. Energen may buy shares on the open market or in negotiated purchases. The timing and amounts of any repurchases are subject to changes in market conditions. The Company did not repurchase shares of common stock for this program during 2009, 2008 and 2007. The Company expects any future stock repurchases to be funded through internally generated cash flows or through the utilization of short-term credit facilities. During 2009, the Company had noncash purchases of approximately $0.8 million of Company common stock in conjunction with tax withholdings on its non-qualified deferred compensation plan and other stock compensation plans. The Company utilized internally generated cash flows in payment of the related tax withholdings.

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

(in thousands)	Current Term	Energen	Alagasco	Total
Regions Bank	4/23/2010	$165,000	$35,000	$200,000
Wachovia Bank, National Association	6/30/2010	100,000	100,000	100,000
Compass Bank	7/29/2010	70,000	70,000	70,000
Citicorp USA, Inc.	4/16/2010	20,000	15,000	35,000
First Commercial	7/29/2010	-	25,000	25,000
The Northern Trust Company	10/13/2010	15,000	25,000	25,000
BancorpSouth Bank	5/26/2010	-	10,000	10,000
Total		$370,000	$280,000	$465,000

Credit Ratings

In February 2009, Standard and Poor’s (S&P) removed from “CreditWatch with negative implications” the long-term debt ratings of Energen and Alagasco. The investment-grade, consolidated rating for Energen and Alagasco was downgraded from BBB+ to BBB; the outlook is “stable.” S&P said the one-notch downgrade primarily reflected a greater weighting of Energen’s exploration and production activities in S&P’s business risk assessment. In addition, S&P said the rating reflected Energen’s “solid credit measures, a favorable discretionary cash flow outlook for 2009, and some cash flow diversification provided by its regulated utility subsidiary.” The downgrade does not have a material impact on the consolidated financial statements or the results of operations. Future borrowing costs and terms may be negatively impacted.

Moody’s Investors Service (Moody’s) current debt rating for Energen is Baa3 senior unsecured. Energen’s debt rating of Baa3 is investment grade and reflects Moody’s assignment of increased risk exposure related to the growth of its oil and gas operations in contrast to its legacy natural gas distribution assets. Moody’s latest confirmation of Alagasco’s debt rating is A1 senior unsecured.

Dividends

Energen expects to pay annual cash dividends of $0.52 per share on the Company’s common stock in 2010. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and is based upon business conditions, results of operations, financial conditions and other factors.

Contractual Cash Obligations and Other Commitments

In the course of ordinary business activities, Energen enters into a variety of contractual cash obligations and other commitments. The following table summarizes the Company’s significant contractual cash obligations, other than hedging contracts, as of December 31, 2009:

	Payments Due before December 31,
(in thousands)	Total	2010	2011-2012	2013-2014	2015 and Thereafter

Short-term debt	$-	$-	$-	$-	$-
Long-term debt (1)	561,522	150,000	6,000	50,000	355,522
Interest payments on debt	369,402	36,123	49,828	46,299	237,152
Purchase obligations (2)	204,144	52,322	101,688	41,076	9,058
Capital lease obligations	-	-	-	-	-
Operating leases	43,382	5,665	10,125	7,476	20,116
Asset retirement obligations (3)	562,676	12,176	4,378	4,353	541,769
Nonqualified supplemental retirement plans	32,201	2,223	4,726	4,877	20,375
Total contractual cash obligations	$1,773,327	$258,509	$176,745	$154,081	$1,183,992

(1) Long-term cash obligations include $0.7 million of unamortized debt discounts as of December 31, 2009.

(2) Certain of the Company’s long-term contracts associated with the delivery and storage of natural gas include fixed charges of $204 million through September 2024. The Company also is committed to purchase minimum quantities of gas at market-related prices or to pay certain costs in the event the minimum quantities are not taken. These purchase commitments are approximately 107.6 Bcf through April 2015.

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

The Company has two defined non-contributory pension plans and provides certain postretirement healthcare and life insurance benefits. The Company anticipates required contributions of approximately $7 million during 2010 to the pension plans. The Company expects sufficient funding credits, as established under Internal Revenue Code Section 430(f), exist to meet the required funding. It is not anticipated that the funded status of the pension plans will fall below statutory thresholds requiring accelerated funding or constraints on benefit levels or plan administration. No additional discretionary contributions are currently expected to be made to the pension plans by the Company during 2010. The Company expects to make discretionary payments of approximately $7.8 million to postretirement benefit program assets during 2010. The contractual obligations reported above exclude any payments the Company expects to make to postretirement benefit program assets.

The contractual obligations reported above exclude the Company’s liability of $17.8 million related to the Company’s provision for uncertain tax positions. The Company cannot make a reasonably reliable estimate of the amount and period of related future payments for such liability.

OUTLOOK

Oil and Gas Operations: Energen Resources plans to continue to implement its growth strategy with capital spending in 2010. Production in 2010 is estimated to be 114 Bcfe, including approximately 110 Bcfe of estimated production from proved reserves owned at December 31, 2009. Production estimates do not include amounts for potential future acquisitions or Alabama shales.

Production volumes by area are expected to be as follows:

Years ended December 31, (Bcfe)	2010
San Juan Basin	55
Permian Basin	40
Black Warrior Basin	13
North Louisiana/East Texas	6
Total	114

During 2010, Energen Resources expects an annualized decline rate of approximately 7.5 percent for its proved developed producing properties owned at December 31, 2009. During the same period, total production from proved properties is expected to decrease approximately 1.3 percent and total production is expected to increase approximately 2.3 percent. The above proved developed producing properties decline rates are not necessarily indicative of the Company’s expectations for its terminal decline rate on a long term basis.

Various factors influence decline rates. For example, certain properties may have production curves that decline at faster rates in the early years of production and at slower rates in later years. Other properties, such as certain coalbed methane wells or waterflood projects, may experience inclining production during the early years followed by declining production. Further, production curves can be positively impacted by various enhanced recovery techniques. Accordingly, the decline rate for a single year is influenced by numerous factors, including but not limited to, the mix of types of wells, the mix of newer versus older wells, and the effect of enhanced recovery activities, but it is not necessarily indicative of future decline rates. Excluding the positive effects of more recent activities as discussed above, the longer term decline rates of properties typically flatten but continue to decline until a property reaches its economic limit and is then plugged and abandoned. Energen Resources expects a compound annual decline rate for proved producing properties owned at December 31, 2009 of approximately 9 percent for the 10 year period 2009 to 2019.

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

Revenues and related accounts receivable from oil and gas operations primarily are generated from the sale of produced oil, natural gas and natural gas liquids to energy marketing companies. Such sales are typically made on an unsecured credit basis with payment due the month following delivery. This concentration of sales to the energy marketing industry has the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that the Company’s oil and gas purchasers may be affected similarly by changes in economic, industry or other conditions. Energen Resources considers the credit quality of its customers and, in certain instances, may require credit assurances such as a deposit, letter of credit or parent guarantee. The three largest oil, natural gas and natural gas liquids purchasers are expected to account for approximately 21 percent, 17 percent and 13 percent, respectively, of Energen Resources’ estimated 2010 production. Energen Resources’ other purchasers are each expected to purchase less than 8 percent of production.

Derivative Commodity Instruments

Energen Resources periodically enters into derivative commodity instruments that qualify as cash flow hedges to hedge its price exposure to its estimated oil, natural gas and natural gas liquids production. Such instruments may include natural gas and crude oil over-the-counter (OTC) swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment and commercial banks and energy-trading firms. At December 31, 2009, the counterparty agreements under which the Company had active positions did not include collateral posting requirements. Energen Resources was in a net gain position with six of its counterparties and a net loss with the remaining three at December 31, 2009. The Company is at risk for economic loss based upon the creditworthiness of its counterparties. Hedge transactions are pursuant to standing authorizations by the Board of Directors, which do not authorize speculative positions. Energen Resources does not hedge more than 80 percent of its estimated annual production and generally does not hedge this production more than two years forward. Production may be hedged for a longer period immediately following an acquisition in order to protect targeted returns.

Alagasco also enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Alagasco recognizes all derivatives at fair value as either assets or liabilities on the balance sheet.

Any gains or losses are passed through to customers using the mechanisms of the GSA in compliance with Alagasco’s APSC-approved tariff and are recognized as a regulatory asset or regulatory liability.

Energen Resources entered into the following transactions for 2010 and subsequent years:

Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2010	14.9 Bcf	$8.68 Mcf	NYMEX Swaps
	37.8 Bcf	$7.27 Mcf	Basin Specific Swaps
2011	11.4 Bcf	$6.82 Mcf	NYMEX Swaps
	25.7 Bcf	$6.36 Mcf	Basin Specific Swaps
Oil
2010	4,029 MBbl	$86.12 Bbl	NYMEX Swaps
2011	3,474 MBbl	$77.01 Bbl	NYMEX Swaps
2012	852 MBbl	$71.30 Bbl	NYMEX Swaps
2013	336 MBbl	$73.30 Bbl	NYMEX Swaps
Oil Basis Differential
2010	2,383 MBbl	**	Basis Swaps
2011	2,076 MBbl	**	Basis Swaps
Natural Gas Liquids
2010	37.9 MMGal	$0.88 Gal	Liquids Swaps
2011	*6.6 MMGal	$1.01 Gal	Liquids Swaps
* Contracts entered into subsequent to December 31, 2009
** Average contract prices not meaningful due to the varying nature of each contract

Alagasco entered into the following natural gas transactions for 2010 and subsequent years:

Production Period	Total Hedged Volumes	Description
2010	19.6 Bcf	NYMEX Swaps
2011	10.7 Bcf	NYMEX Swaps
2012	13.4 Bcf	NYMEX Swaps

Energen Resources has prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the market value of crude oil, natural gas and natural gas liquids may have on the fair value of its derivative instruments. This analysis measured the impact on the commodity derivative instruments and, thereby, did not consider the underlying exposure related to the commodity. At December 31, 2009, Energen Resources was in a net gain position of $79.4 million for derivative contracts and estimates that a 10 percent increase or decrease in the commodities prices would have resulted in an approximate $124 million change in the fair value of open derivative contracts; however, gains and losses on derivative contracts are expected to be similarly offset by sales at the spot market price. The hypothetical change in fair value was calculated by multiplying the difference between the hypothetical price and the contractual price by the contractual volumes and did not include the impact of related taxes on actual cash prices.

All derivatives are recognized at fair value under the fair value hierarchy as discussed in Footnote 1, Summary of Significant Accounting Policies, in the Notes to Financial Statements. Over-the-counter derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models and broker or dealer quotations. These OTC derivative contracts trade in less liquid markets with limited pricing information as compared to markets with actively traded, unadjusted quoted prices; accordingly, the determination of fair value is inherently more difficult. OTC derivatives for which the Company is able to substantiate fair value through directly observable market prices are classified within Level 2 of the fair value hierarchy. These Level 2 fair values consist of swaps priced in reference to New York Mercantile Exchange (NYMEX) natural gas and oil futures. OTC derivatives valued using unobservable market prices have been classified within Level 3 of the fair value hierarchy. These Level 3 fair values include basin specific, basis and liquids swaps. All derivative commodity instruments in a gain position are valued on a discounted basis incorporating an estimate of performance risk specific to each related counterparty. Derivative commodity instruments in a loss position are valued on a discounted basis incorporating an estimate of performance risk specific to Energen or Alagasco. As of the balance sheet date, the Company believes that these prices represent the best estimate of the exit price for these instruments and are representative of the prices for which the contract will ultimately settle or realize.

The following sets forth derivative assets and liabilities that were measured at fair value on a recurring basis:

	December 31, 2009
(in thousands)	Level 2*	Level 3*	Total
Current assets	$57,235	$62,208	$119,443
Noncurrent assets	(1,600)	9,424	7,824
Current liabilities	(25,518)	(6,584)	(32,102)
Noncurrent liabilities	(59,914)	(531)	(60,445)
Net derivative asset	$(29,797)	$64,517	$34,720

	December 31, 2008
(in thousands)	Level 2*	Level 3*	Total
Current assets	$91,687	$104,812	$196,499
Noncurrent assets	91,321	49,282	140,603
Current liabilities	(27,653)	-	(27,653)
Noncurrent liabilities	(8,821)	-	(8,821)
Net derivative asset	$146,534	$154,094	$300,628
*

Amounts classified in accordance with accounting guidance which permits offsetting fair value of amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

As of December 31, 2009, Alagasco has $25.8 million and $19 million of derivative instruments which are classified as Level 2 fair values and are included in the above table as current and noncurrent liabilities, respectively. As of December 31, 2008, Alagasco has $27.7 million and $8.8 million of derivative instruments which are classified as Level 2 fair values and are included in the above table as current and noncurrent liabilities, respectively. Alagasco has no derivative instruments classified as Level 3 fair values as of December 31, 2009 and 2008.

Level 3 assets as of December 31, 2009 represent approximately 2 percent of total assets and an immaterial amount of total liabilities. Changes in fair value primarily result from price changes in the underlying commodity. The Company has prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its derivative instruments. The Company estimates that a 10 percent increase or decrease in commodity prices would result in an approximate $38 million change in the fair value of open Level 3 derivative contracts. The resulting impact upon the results of operations for Level 3 derivatives would be immaterial due to the derivative instruments qualifying as cash flow hedges. Liquidity requirements to meet the obligation would not be significantly impacted as gains and losses on the derivative contracts would be similarly offset by sales at the spot market price.

Natural Gas Distribution: The extension of RSE in December 2007 provides Alagasco the opportunity to continue earning an allowed ROE between 13.15 percent and 13.65 percent through December 31, 2014. Under the terms of that extension, RSE will continue beyond that date, unless, after notice to the Company and a hearing, the APSC votes to modify or discontinue its operation. Alagasco’s rate schedules for natural gas distribution charges contain a Gas Supply Adjustment rider which permits the pass-through to customers for changes in the cost of gas supply. Also as discussed in Note 2, Regulatory Matters, in the Notes to Financial Statements, the utility’s CCM is based on the rate of inflation. Continued low inflation or the risk of deflation combined with a return to higher gas prices resulting in increased bad debt expense could impact the utility’s ability to manage its O&M expense sufficiently for the inflation-based cost control requirements of RSE and may result in an average return on equity lower than the allowed range of return. In addition, decreases in residential customers and declines in usage per customer in the residential and small commercial classes, as well as market sensitive load losses from large industrial and commercial customers, will make it more difficult for the utility to earn within its allowed range of return on equity. The utility has developed a variety of programs to help it compete for gas load in all markets. The Company has been effective in utilizing these programs to deter load loss to competitive fuels.

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

Oil and Gas Operations

Accounting for Natural Gas and Oil Producing Activities and Related Reserves: The Company utilizes the successful efforts method of accounting for its natural gas and oil producing activities. Acquisition and development costs of proved properties are capitalized and amortized on a units-of-production basis over the remaining life of total proved and proved developed reserves. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Accordingly, these estimates do not include probable or possible reserves. Estimated oil and gas reserves are based on currently available reservoir data and are subject to future revision. Estimates of physical quantities of oil and gas reserves have been determined by Company engineers. Independent oil and gas reservoir engineers have audited the estimates of proved reserves of natural gas, crude oil and natural gas liquids attributed to the Company’s net interests in oil and gas properties as of December 31, 2009. The independent reservoir engineers have issued reports covering approximately 99 percent of the Company’s ending proved reserves and in their judgment these estimates were reasonable in the aggregate. The Company’s production of undeveloped reserves requires the installation or completion of related infrastructure facilities such as pipelines and the drilling of development wells.

Changes in oil and gas prices, operating costs and expected performance from the properties can result in a revision to the amount of estimated reserves held by the Company. If reserves are revised upward, earnings could be affected due to lower depreciation and depletion expense per unit of production. Likewise, if reserves are revised downward, earnings could be affected due to higher depreciation and depletion expense or due to an immediate writedown of the property’s book value if an impairment is warranted. The table below reflects an estimated increase in 2010 depreciation, depletion and amortization expense associated with an assumed downward revision in the reported oil and gas reserve amounts at December 31, 2009:

	Percentage Change in Oil & Gas Reserves From Reported Reserves as of December 31, 2009
(dollars in thousands)	-5%	-10%

Estimated increase in DD&A expense for the year ended December 31, 2010, net of tax	$ 6,261	$13,110

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

Energen Resources recognizes any impairment of capitalized costs to unproved properties. The greatest portion of these costs generally relates to the acquisition of leasehold costs. The costs are capitalized and periodically evaluated as to recoverability, based on changes brought about by economic factors and potential shifts in business strategy employed by management. The Company considers a combination of geologic and engineering factors to evaluate the need for impairment of these costs.

Derivatives: Energen Resources periodically enters into commodity derivative contracts to manage its exposure to oil, natural gas and natural gas liquids price volatility. Energen Resources recognizes all derivates on the balance sheet and measures all derivatives at fair value. Realized gains and losses from derivatives designated as cash flow hedges are recognized in oil and gas production revenues when the forecasted transaction occurs. Energen Resources may also enter into derivative transactions that do not qualify for cash flow hedge accounting but are considered by management to be valid economic hedges. Gains and losses from the change in fair value of derivative instruments that do not qualify for hedge accounting are reported in current period operating revenues, rather than in the period in which the hedge transaction is settled. Energen Resources does not enter into derivatives or other financial instruments for trading purposes. The use of derivative contracts to mitigate price risk may cause the Company’s financial position, results of operations and cash flow to be materially different from results that would have been obtained had such risk mitigation activities not occurred.

Natural Gas Distribution

Regulated Operations: Alagasco capitalizes costs as regulatory assets that otherwise would be charged to expense if it is probable that the cost is recoverable in the future through regulated rates. Likewise, if current recovery is provided for a cost that will be incurred in the future, the cost would be recognized as a regulatory liability. The Company anticipates this accounting requirement will continue as the applicable accounting standard for its regulated operations. Alagasco’s rate setting methodology, Rate Stabilization and Equalization, has been in effect since 1983.

Consolidated

Employee Benefit Plans: An employer is required to recognize the net funded status of defined benefit pensions and other postretirement benefit plans (benefit plans) as an asset or liability in its statement of financial position and to recognize changes in the funded status through comprehensive income in the year in which the changes occur. The pension benefit obligation is the projected benefit obligation (PBO), a measurement of earned benefit obligations at expected retirement salary levels; for other postretirement plans, the benefit obligation is the accumulated postretirement benefit obligation (APBO), a measurement of earned postretirement benefit obligations expected to be paid to employees upon retirement. Alagasco established a regulatory asset for the portion of the total benefit obligation to be recovered through rates in future periods.

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

In selecting the discount rate, consideration was given to Moody’s Aa corporate bond rates, along with a yield curve applied to payments the Company expects to make out of its retirement plans. The yield curve is comprised of a broad base of Aa bonds with maturities between zero and thirty years. The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments; the discount rate used to determine net periodic costs was 6.50 percent for each of the plans for the year ended December 31, 2009. The assumed rate of return on assets is the weighted average of expected long-term asset assumptions; the return on assets used to determine net periodic expense was 8.25 percent for each of the applicable plans for the year ended December 31, 2009. The estimated weighted average rate of increase in the compensation level for pay related plans was 3.9 percent for the year ended December 31, 2009.

The selection and use of actuarial assumptions affects the amount of benefit expense recorded in the Company’s financial statements. The table below reflects a hypothetical 25 basis point change in assumed actuarial assumptions to pre-tax benefit expense for the year ended December 31, 2009:

(in thousands)	Pension Expense	Postretirement Expense
Discount rate change	$ 1,000	$ 200
Return on assets	$ 400	$ 100
Compensation increase	$ 600	$ -

The weighted average discount rate, return on plan assets and estimated rate of compensation increase used in the 2010 actuarial assumptions is 5.49 percent, 7.25 percent, and 3.95 percent, respectively.

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

Uncertain Tax Positions: The Company accounts for uncertain tax positions in accordance with accounting guidance which prescribes a recognition threshold and measurement attribute for financial statement recognition. The application of income tax law is inherently complex; laws and regulation in this area are voluminous and often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding income tax exposures. Interpretations and guidance related to income tax laws and regulation change over time. It is possible that changes in the Company’s subjective assumptions and judgments could materially affect amounts recognized in the consolidated balance sheets and statements of income. Additional information related to the Company’s uncertain tax positions is provided in Note 4, Income Taxes, in the Notes to the Financial Statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Energen Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Energen Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report On Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 4, Income Taxes, in the Notes to Financial Statements, the Company adopted a new accounting standard related to the accounting for the uncertainty in income taxes effective January 1, 2007.

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

February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Alabama Gas Corporation:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Alabama Gas Corporation at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report On Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2009 and 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

February 25, 2010

CONSOLIDATED STATEMENTS OF INCOME

Energen Corporation

Years ended December 31, (in thousands, except share data)	2009	2008	2007
Operating Revenues
Oil and gas operations	$822,546	$914,132	$825,592
Natural gas distribution	617,874	654,778	609,468
Total operating revenues	1,440,420	1,568,910	1,435,060

Operating Expenses
Cost of gas	306,054	351,774	318,429
Operations and maintenance	380,625	354,760	333,443
Depreciation, depletion and amortization	235,084	188,413	161,377
Taxes, other than income taxes	78,329	107,605	95,831
Accretion expense	4,935	4,290	3,948
Total operating expenses	1,005,027	1,006,842	913,028

Operating Income	435,393	562,068	522,032

Other Income (Expense)
Interest expense	(39,379)	(41,981)	(47,100)
Other income	4,972	1,885	2,668
Other expense	(690)	(7,014)	(959)
Total other expense	(35,097)	(47,110)	(45,391)

Income From Continuing Operations Before Income Taxes	400,296	514,958	476,641
Income tax expense	143,971	193,043	167,429
Income From Continuing Operations	256,325	321,915	309,212

Discontinued Operations, Net of Taxes
Income from discontinued operations	-	-	3
Gain on disposal of discontinued operations	-	-	18
Income From Discontinued Operations	-	-	21

Net Income	$256,325	$321,915	$309,233

Diluted Earnings Per Average Common Share
Continuing operations	$3.57	$4.47	$4.28
Discontinued operations	-	-	-
Net Income	$3.57	$4.47	$4.28
Basic Earnings Per Average Common Share
Continuing operations	$3.58	$4.50	$4.32
Discontinued operations	-	-	-
Net Income	$3.58	$4.50	$4.32
Diluted Average Common Shares Outstanding	71,885,422	72,030,210	72,180,861
Basic Average Common Shares Outstanding	71,667,304	71,600,925	71,591,551

The accompanying Notes to Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

Energen Corporation

(in thousands)	December 31, 2009	December 31, 2008

ASSETS

Current Assets
Cash and cash equivalents	$75,844	$13,177
Accounts receivable, net of allowance for doubtful accounts of $17,251 and $12,868 at December 31, 2009 and 2008, respectively	327,163	414,362
Inventories
Storage gas inventory	42,475	77,243
Materials and supplies	17,440	13,541
Liquified natural gas in storage	3,409	3,219
Regulatory asset	33,196	41,714
Income tax receivable	4,552	50,476
Prepayments and other	11,527	29,309
Total current assets	515,606	643,041
Property, Plant and Equipment
Oil and gas properties, successful efforts method	3,379,128	2,959,665
Less accumulated depreciation, depletion and amortization	972,676	793,465
Oil and gas properties, net	2,406,452	2,166,200
Utility plant	1,211,624	1,166,967
Less accumulated depreciation	489,924	480,601
Utility plant, net	721,700	686,366
Other property, net	16,317	15,082
Total property, plant and equipment, net	3,144,469	2,867,648
Other Assets
Regulatory asset	102,133	97,511
Long-term derivative instruments	7,824	140,603
Deferred charges and other	33,086	26,601
Total other assets	143,043	264,715

TOTAL ASSETS	$3,803,118	$3,775,404

The accompanying Notes to Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

Energen Corporation

(in thousands, except share data)	December 31, 2009	December 31, 2008

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Long-term debt due within one year	$150,000	$-
Notes payable to banks	-	62,000
Accounts payable	164,327	224,309
Accrued taxes	49,884	42,183
Customers’ deposits	20,836	22,081
Amounts due customers	24,106	15,124
Accrued wages and benefits	27,347	24,966
Regulatory liability	29,719	25,363
Royalty payable	19,034	12,275
Deferred income taxes	10,015	41,969
Other	25,493	39,831

Total current liabilities	520,761	510,101

Long-term debt	410,786	561,631

Deferred Credits and Other Liabilities
Asset retirement obligation	88,298	66,151
Pension and other postretirement liabilities	55,899	67,474
Regulatory liability	155,088	147,514
Deferred income taxes	505,460	482,058
Long-term derivative instruments	60,446	8,821
Other	18,137	18,364

Total deferred credits and other liabilities	883,328	790,382

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, cumulative, $0.01 par value, 5,000,000 shares authorized	-	-
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized, 74,593,431 shares issued at December 31, 2009 and 74,521,957 shares issued at December 31, 2008	746	745
Premium on capital stock	461,661	454,778
Capital surplus	2,802	2,802
Retained earnings	1,626,753	1,405,970
Accumulated other comprehensive gain (loss), net of tax
Unrealized gain on hedges, net	49,405	200,867
Pension and postretirement plans	(31,790)	(31,050)
Deferred compensation plan	3,121	2,948
Treasury stock, at cost; 2,991,373 shares and 2,977,947 shares at December 31, 2009 and 2008, respectively	(124,455)	(123,770)

Total shareholders’ equity	1,988,243	1,913,290

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,803,118	$3,775,404

The accompanying Notes to Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Energen Corporation

	Common Stock		Premium on Capital Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation Plan	Treasury Stock	Total Shareholders’ Equity
	Number of Shares	Par Value
BALANCE DECEMBER 31, 2006	73,699,244	$737	$412,989	$2,802	$844,880	$27,378	$13,956	$(100,673)	$1,202,069
Net income					309,233				309,233
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax of ($44,619)						(72,800)			(72,800)
Reclassification adjustment, net of tax of ($26,239)						(42,811)			(42,811)
Pension and postretirement plans, net of tax of $1,082						2,009			2,009

Comprehensive income									195,631

Initial recognition for uncertain tax positions					(1,181)				(1,181)
Purchase of treasury shares, net								(6,760)	(6,760)
Shares issued for employee benefit plans	491,542	5	9,671						9,676
Deferred compensation obligation							2,165	(2,165)	-
Stock based compensation			1,402						1,402
Tax benefit from employee stock plans			10,937						10,937
Cash dividends - $0.46 per share					(33,116)				(33,116)
BALANCE DECEMBER 31, 2007	74,190,786	742	434,999	2,802	1,119,816	(86,224)	16,121	(109,598)	1,378,658
Net income					321,915				321,915
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax of $120,742						197,000			197,000
Reclassification adjustment, net of tax of $42,243						68,924			68,924
Pension and postretirement plans, net of tax of ($5,324)						(9,883)			(9,883)

Comprehensive income									577,956

Purchase of treasury shares, net								(27,345)	(27,345)
Shares issued for employee benefit plans	331,171	3	8,548						8,551
Deferred compensation obligation							(13,173)	13,173	-
Stock based compensation			(5,862)						(5,862)
Tax benefit from employee stock plans			17,093						17,093
Change in measurement date for defined benefit and postretirement plans, net of tax of ($614)					(1,141)				(1,141)
Cash dividends - $0.48 per share					(34,620)				(34,620)
BALANCE DECEMBER 31, 2008	74,521,957	745	454,778	2,802	1,405,970	169,817	2,948	(123,770)	1,913,290
Net income					256,325				256,325
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax of ($2,032)						(3,316)			(3,316)
Reclassification adjustment, net of tax of ($90,799)						(148,146)			(148,146)
Pension and postretirement plans, net of tax of ($397)						(740)			(740)

Comprehensive income									104,123

Purchase of treasury shares, net								(512)	(512)
Shares issued for employee benefit plans	71,474	1	994						995
Deferred compensation obligation							173	(173)	-
Stock based compensation			5,283						5,283
Tax benefit from employee stock plans			606						606
Cash dividends - $0.50 per share					(35,542)				(35,542)
BALANCE DECEMBER 31, 2009	74,593,431	$746	$461,661	$2,802	$1,626,753	$17,615	$3,121	$(124,455)	$1,988,243

The accompanying Notes to Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Energen Corporation

Years ended December 31, (in thousands)	2009	2008	2007

Operating Activities
Net income	$256,325	$321,915	$309,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	235,084	188,413	161,377
Accretion expense	4,935	4,290	3,948
Deferred income taxes	84,616	188,414	1,162
Bad debt expense	10,688	6,471	5,408
Change in derivative fair value	(104)	(2,580)	(970)
Gain on sale of assets	(5,617)	(10,752)	(506)
Other, net	9,580	(13,807)	16,087
Net change in:
Accounts receivable	(31,914)	94	66,402
Inventories	30,679	1,274	(13,461)
Accounts payable	5,539	(36,149)	(74,927)
Amounts due customers	16,967	(16,873)	21,247
Accrued taxes	53,633	(48,986)	(5,765)
Other current assets and liabilities	9,046	(12,491)	(5,068)

Net cash provided by operating activities	679,457	569,233	484,167

Investing Activities
Additions to property, plant and equipment	(340,107)	(460,237)	(373,857)
Acquisitions, net of cash acquired	(185,131)	(17,914)	(56,323)
Proceeds from sale of assets	7,923	16,224	1,295
Other, net	(1,808)	(2,656)	(2,994)

Net cash used in investing activities	(519,123)	(464,583)	(431,879)

Financing Activities
Payment of dividends on common stock	(35,542)	(34,620)	(33,116)
Issuance of common stock	621	277	2,051
Reduction of long-term debt	(1,035)	(10,910)	(155,289)
Proceeds from issuance of long-term debt	-	-	45,000
Debt issuance costs	-	-	(494)
Net change in short-term debt	(62,000)	(72,000)	76,000
Tax benefit on stock compensation	606	17,093	10,937
Other	(317)	-	1,003

Net cash used in financing activities	(97,667)	(100,160)	(53,908)

Net change in cash and cash equivalents	62,667	4,490	(1,620)
Cash and cash equivalents at beginning of period	13,177	8,687	10,307

Cash and cash equivalents at end of period	$75,844	$13,177	$8,687

The accompanying Notes to Financial Statements are an integral part of these statements.

STATEMENTS OF INCOME

Alabama Gas Corporation

Years ended December 31, (in thousands)	2009	2008	2007

Operating Revenues	$617,874	$654,778	$609,468

Operating Expenses
Cost of gas	306,054	351,774	318,429
Operations and maintenance	134,847	127,877	129,351
Depreciation and amortization	50,995	48,874	47,136
Income taxes
Current	11,096	(26,075)	15,415
Deferred	16,257	50,904	6,221
Taxes, other than income taxes	41,994	44,297	41,810

Total operating expenses	561,243	597,651	558,362

Operating Income	56,631	57,127	51,106

Other Income (Expense)
Allowance for funds used during construction	1,106	700	611
Other income	2,014	704	1,665
Other expense	(622)	(3,563)	(868)

Total other income (expense)	2,498	(2,159)	1,408

Interest Charges
Interest on long-term debt	11,906	11,961	11,956
Other interest charges	1,808	2,846	3,740

Total interest charges	13,714	14,807	15,696

Net Income	$45,415	$40,161	$36,818

The accompanying Notes to Financial Statements are an integral part of these statements.

BALANCE SHEETS

Alabama Gas Corporation

(in thousands)	December 31, 2009	December 31, 2008

ASSETS
Property, Plant and Equipment
Utility plant	$1,211,624	$1,166,967
Less accumulated depreciation	489,924	480,601

Utility plant, net	721,700	686,366

Other property, net	146	151

Current Assets
Cash	9,460	9,728
Accounts receivable
Gas	137,891	146,886
Other	8,617	10,014
Allowance for doubtful accounts	(16,400)	(12,100)
Inventories
Storage gas inventory	42,475	77,243
Materials and supplies	4,374	4,381
Liquified natural gas in storage	3,409	3,219
Regulatory asset	33,196	41,714
Income tax receivable	3,469	30,654
Deferred income taxes	25,896	22,152
Prepayments and other	3,303	2,622

Total current assets	255,690	336,513

Other Assets
Regulatory asset	102,133	97,511
Deferred charges and other	4,997	6,046

Total other assets	107,130	103,557

TOTAL ASSETS	$1,084,666	$1,126,587

The accompanying Notes to Financial Statements are an integral part of these statements.

BALANCE SHEETS

Alabama Gas Corporation

(in thousands, except share data)	December 31, 2009	December 31, 2008

LIABILITIES AND CAPITALIZATION
Capitalization
Preferred stock, cumulative, $0.01 par value, 120,000 shares authorized	$-	$-
Common shareholder’s equity
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,972,052 shares issued at December 31, 2009 and 2008, respectively	20	20
Premium on capital stock	31,682	31,682
Capital surplus	2,802	2,802
Retained earnings	283,299	273,743

Total common shareholder’s equity	317,803	308,247
Long-term debt	206,522	207,557

Total capitalization	524,325	515,804

Current Liabilities
Notes payable to banks	-	62,000
Accounts payable	78,154	110,838
Affiliated companies	24,962	21,582
Accrued taxes	35,314	33,911
Customers’ deposits	20,836	22,081
Amounts due customers	24,106	15,124
Accrued wages and benefits	11,472	10,497
Regulatory liability	29,719	25,363
Other	9,830	9,703

Total current liabilities	234,393	311,099

Deferred Credits and Other Liabilities
Deferred income taxes	121,826	102,473
Pension and other postretirement liabilities	19,054	30,021
Regulatory liability	155,088	147,514
Long-term derivative instruments	18,965	8,821
Other	11,015	10,855

Total deferred credits and other liabilities	325,948	299,684

Commitments and Contingencies

TOTAL LIABILITIES AND CAPITALIZATION	$1,084,666	$1,126,587

The accompanying Notes to Financial Statements are an integral part of these statements.

STATEMENTS OF SHAREHOLDER’S EQUITY

Alabama Gas Corporation

(in thousands, except share data)
	Common Stock		Premium on Capital Stock	Capital Surplus	Retained Earnings	Total Shareholder’s Equity
	Number of Shares	Par Value

Balance December 31, 2006	1,972,052	$20	$31,682	$2,802	$250,560	$285,064
Net income					36,818	36,818
Cash dividends					(25,399)	(25,399)

Balance December 31, 2007	1,972,052	20	31,682	2,802	261,979	296,483
Net income					40,161	40,161
Cash dividends					(28,397)	(28,397)

Balance December 31, 2008	1,972,052	20	31,682	2,802	273,743	308,247
Net income					45,415	45,415
Cash dividends					(35,859)	(35,859)

Balance December 31, 2009	1,972,052	$20	$31,682	$2,802	$283,299	$317,803

The accompanying Notes to Financial Statements are an integral part of these statements.

STATEMENTS OF CASH FLOWS

Alabama Gas Corporation

Years ended December 31, (in thousands)	2009	2008	2007

Operating Activities
Net income	$45,415	$40,161	$36,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,995	48,874	47,136
Deferred income taxes	16,257	50,904	6,221
Bad debt expense	10,605	6,391	5,413
Other, net	(5,639)	(8,573)	3,036
Net change in:
Accounts receivable	7,001	(16,125)	14,088
Inventories	34,585	589	(8,698)
Accounts payable	(30,320)	3,608	(27,702)
Amounts due customers	16,967	(16,873)	21,247
Accrued taxes	28,596	(28,209)	(4,041)
Other current assets and liabilities	(826)	774	41

Net cash provided by operating activities	173,636	81,521	93,559

Investing Activities
Additions to property, plant and equipment	(77,070)	(62,637)	(58,154)
Other, net	(1,320)	(3,832)	(2,460)

Net cash used in investing activities	(78,390)	(66,469)	(60,614)

Financing Activities
Payment of dividends on common stock	(35,859)	(28,397)	(25,399)
Reduction of long-term debt	(1,035)	(910)	(45,289)
Proceeds from issuance of long-term debt	-	-	45,000
Debt issuance costs	-	-	(494)
Net advances (to) from parent company	3,380	16,648	(13,196)
Net change in short-term debt	(62,000)	-	4,000
Other	-	-	1,003

Net cash used by financing activities	(95,514)	(12,659)	(34,375)

Net change in cash and cash equivalents	(268)	2,393	(1,430)
Cash and cash equivalents at beginning of period	9,728	7,335	8,765

Cash and cash equivalents at end of period	$9,460	$9,728	$7,335

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

Operating Revenue: Energen Resources utilizes the sales method of accounting to recognize oil, gas and natural gas liquids production revenue. Under the sales method, revenues are based on actual sales volumes of commodities sold to purchasers. Over-production liabilities are established only when it is estimated that a property’s over-produced volumes exceed the net share of remaining reserves for such property. Energen Resources had no material production imbalances at December 31, 2009 and 2008.

Derivative Commodity Instruments: Energen Resources recognizes all derivatives on the balance sheet and measures all derivatives at fair value. If a derivative is designated as a cash flow hedge, the effectiveness of the hedge, or the degree that the gain (loss) for the hedging instrument offsets the loss (gain) on the hedged item, is measured at each reporting period. The effective portion of the gain or loss on the derivative instrument is recognized in other comprehensive income (OCI) as a component of shareholders’ equity and subsequently reclassified to operating revenues when the forecasted transaction affects earnings. The ineffective portion of a derivative’s change in fair value is recognized in operating revenues immediately. Derivatives that do not qualify for hedge treatment are recorded at fair value with gains or losses recognized in operating revenues in the period of change. All derivative transactions are included in operating activities on the consolidated statements of cash flows.

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

The current policy of the Company is to not enter into agreements that require the posting of collateral. The Company has a few older agreements, none of which have active positions as of December 31, 2009, which include collateral posting requirements based on the amount of exposure and counterparty credit ratings. The majority of the Company’s counterparty agreements include provisions for net settlement of transactions payable on the same date and in the same currency. Most, but not all, of the agreements include various contractual set-off rights which may be exercised by the non-defaulting party in the event of an early termination due to a default.

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

Long-Lived Assets and Discontinued Operations: The Company reports gains and losses on the sale of certain oil and gas properties and any impairments of properties held-for-sale as discontinued operations, with income or loss from operations of the associated properties reported as income or loss from discontinued operations. The results of operations for certain held-for-sale properties are reclassified and reported as discontinued operations for prior periods. Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. All assets held-for-sale are reported at the lower of the carrying amount or fair value.

C.	Natural Gas Distribution

Regulatory Accounting: Alagasco is subject to regulation by the Alabama Public Service Commission (APSC) with respect to rates, accounting and various other matters. In general, Alagasco capitalizes or defers certain costs or revenues, based on the approvals received from the APSC, to be recovered from or refunded to customers in future periods. These costs or revenues are recorded as regulatory assets or liabilities.

Utility Plant and Depreciation: Property, plant and equipment are stated at cost. The cost of utility plant includes an allowance for funds used during construction. Maintenance is charged for the cost of normal repairs and the renewal or replacement of an item of property which is less than a retirement unit. When property which represents a retirement unit is replaced or removed, the cost of such property is credited to utility plant and is charged to the accumulated reserve for depreciation. The estimated net removal costs on certain gas distribution assets are charged through depreciation and recognized as a regulatory liability in accordance with regulatory accounting. Depreciation is provided on the straight-line method over the estimated useful lives of utility property at rates approved by the APSC. Approved depreciation rates averaged approximately 4.4 percent in the years ended December 31, 2009 and 2008, respectively, and 4.5 percent in the year ended December 31, 2007.

Inventories: Inventories, which consist primarily of gas stored underground, are stated at average cost. Liquified natural gas is stated at base cost.

Operating Revenue and Gas Costs: Alagasco records natural gas distribution revenues in accordance with its tariff established by the APSC. The margin and gas costs on service delivered to cycle customers but not yet billed are recorded in current assets as accounts receivable with a corresponding regulatory liability. Gas imbalances are settled on a monthly basis. Alagasco had no material gas imbalances at December 31, 2009. Alagasco had gas imbalances of $1.6 million at December 31, 2008.

Derivative Commodity Instruments: Alagasco may enter into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Alagasco recognizes all derivatives as either assets or liabilities on the balance sheet at fair value. Any gains or losses are passed through to customers using the mechanisms of the Gas Supply Adjustment (GSA) rider in accordance with Alagasco’s APSC approved tariff and are recognized as a regulatory asset or regulatory liability. All derivative commodity instruments in a gain position are valued on a discounted basis incorporating an estimate of performance risk specific to each related counterparty. Derivative commodity instruments in a loss position are valued on a discounted basis incorporating an estimate of performance risk specific to Alagasco.

Taxes on revenues: Collections and payments of excise taxes are reported on a gross basis. These amounts are included in taxes other than income taxes on the consolidated statements of income as follows:

Years ended December 31, (in thousands)	2009	2008	2007
Taxes on revenues	$ 31,704	$32,970	$31,067

The collection and payment of utility gross receipts tax is presented on a net basis.

D.	Fair Value Measurements

The carrying values of cash and cash equivalents, accounts payable and receivable, derivative commodity instruments, pension and postretirement plan assets and liabilities and other current assets and liabilities approximate fair value.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value hierarchy that prioritizes the inputs used to measure fair value is defined as follows:

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

Derivative commodity instruments are over-the-counter (OTC) derivatives valued using market transactions and other market evidence whenever possible, including market-based inputs to models and broker or dealer quotations. These OTC derivative contracts trade in less liquid markets with limited pricing information as compared to markets with actively traded, unadjusted quoted prices; accordingly, the determination of fair value is inherently more difficult. OTC derivatives for which the Company is able to substantiate fair value through directly observable market prices are classified within Level 2 of the fair value hierarchy. These Level 2 fair values consist of swaps priced in reference to New York Mercantile Exchange (NYMEX) natural gas and oil futures. OTC derivatives valued using unobservable market prices have been classified within Level 3 of the fair value hierarchy. These Level 3 fair values include basin specific, basis and liquids swaps.

Pension and postretirement plan assets include mutual and comingled funds and a limited partnership. Plan assets were classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The determination and classification of fair value requires judgment and may affect the valuation of fair value assets and their placement within the fair value hierarchy. Level 1 and 2 fair values use market transactions and other market evidence whenever possible and consist primarily of equities, fixed income and mutual funds. Level 3 fair values used unobservable market prices primarily associated with certain alternative investments and a limited partnership.

E.	Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, a deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences between the financial statement basis and the tax basis of assets and liabilities as well as tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period of the change. The Company and its subsidiaries file a consolidated federal income tax return. Consolidated federal income taxes are charged to appropriate subsidiaries using the separate return method.

F.	Accounts Receivable and Allowance for Doubtful Accounts

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

G.	Cash Equivalents

The Company includes highly liquid marketable securities and debt instruments purchased with a maturity of three months or less in cash equivalents.

H.	Earnings Per Share (EPS)

The Company’s basic earnings per share amounts have been computed based on the weighted-average number of common shares outstanding. Diluted earnings per share amounts reflect the assumed issuance of common shares for all potentially dilutive securities.

I.	Stock-Based Compensation

The Company measures all share-based compensation awards at fair value at the date of grant and expenses the awards over the requisite vesting period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeitures differ from those estimates.

The Company previously recognized all stock-based employee compensation expense over the stated vesting periods for each award. For awards granted prior to January 1, 2006, the Company recorded any unrecognized expense on the date of an employee’s retirement. For new awards granted to retirement eligible employees effective January 1, 2006, the Company began recognizing the entire compensation expense in the period of grant. If this method of expense recognition for retirement eligible employees had been applied to all awards, the impact to compensation expense would have been no change during 2009, an increase by approximately $1.2 million in 2008 and a reduction by approximately $1.1 million during 2007. The Company utilized the long-form method of calculating the available pool of windfall tax benefit. For 2009 and 2008, the Company recognized an excess tax benefit of $0.6 million and $17.1 million related to its stock-based compensation.

J.	Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The major estimates and assumptions identified by management include, but are not limited to, physical quantities of oil and gas reserves, periodic assessments of oil and gas properties for impairment, an assumption that regulatory accounting will continue as the applicable accounting standard for the Company’s regulated operations, the Company’s obligations under its employee pension plans, the valuation of derivative financial instruments, the allowance for doubtful accounts, tax contingency reserves, legal contingency reserves, asset retirement obligations, self insurance reserves and regulatory assets and liabilities. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from the estimates.

K.	Employee Benefit Plans

Energen has two defined benefit non-contributory qualified pension plans. These plans cover substantially all employees. Pension benefits for the majority of the Company’s employees are based on years of service and final earnings; one plan is based on years of service and flat dollar amounts. The Company’s policy is to use the projected unit credit actuarial method for financial reporting purposes. The Company also has nonqualified supplemental pension plans covering certain officers of the Company. In addition to providing pension benefits, the Company provides certain postretirement health care and life insurance benefits. Substantially all of the Company’s employees may become eligible for certain benefits if they reach normal retirement age while working for the Company. The projected unit credit actuarial method was used to determine the normal cost and actuarial liability.

For retirement plans and other postretirement plans, certain financial assumptions are used in determining the Company’s projected benefit obligation. These assumptions are examined periodically by the Company, and any required changes are reflected in the subsequent determination of projected benefit obligations.

Measurement: The Company calculates periodic expense for defined benefit pension plans and other post retirement benefit plans on an actuarial basis and the net funded status of benefit plans is recognized as an asset or liability in its statement of financial position with changes in the funded status recognized through comprehensive income. For pension plans, the benefit obligation is the projected benefit obligation; for other postretirement plans, the benefit obligation is the accumulated postretirement benefit obligation. Alagasco recognizes a regulatory asset for the portion of the obligation to be recovered in rates in future periods and a regulatory liability for the portion of the plan obligation to be provided through rates in the future. As of December 31, 2008, the Company measures the funded status of its employee benefit plans as of the date of its year-end statement of financial position. Previously, the Company used a September 30 valuation date for its benefit plans. During the fourth quarter of 2008, the Company changed the measurement date to December 31 using the alternative method. The Company recognized a one-time reduction to retained earnings of $1.8 million pre-tax and an increase to the current and noncurrent regulatory assets of Alagasco totaling approximately $0.1 million and $1.4 million pre-tax, respectively. The increase to regulatory assets which totaled $1.5 million will be recovered in rates over the average remaining service lives of each plan.

Discount Rate: In selecting the discount rate, consideration was given to Moody’s Aa corporate bond rates, along with a yield curve applied to payments the Company expects to make out of its retirement plans. The yield curve is comprised of a broad base of Aa bonds with maturities between zero and thirty years. The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments; the discount rate used to determine net periodic costs was 6.50 percent for each of the plans for the year ended December 31, 2009.

Long-Term Rate of Return: The assumed rate of return on assets is the weighted average of expected long-term asset assumptions; the return on assets used to determine net periodic expense was 8.25 percent for each of the applicable plans for the year ended December 31, 2009. The Company based its expected return on long- term investment expectations. The Company considered past performance and current expectations for assets held by the plans as well as the expected long-term allocation of plan assets.

Other Significant Assumptions: The estimated weighted average rate of increase in the compensation level for pay related plans was 3.9 percent for the year ended December 31, 2009.

L.	Environmental Costs

Environmental compliance costs, including ongoing maintenance, monitoring and similar costs, are expensed as incurred. Environmental remediation costs are accrued when remedial efforts are probable and the cost can be reasonably estimated.

M.	Subsequent Events

The Company has evaluated subsequent events until the time the consolidated financial statements were issued.

2. REGULATORY MATTERS

Alagasco is subject to regulation by the APSC which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983. RSE’s current extension is for a seven-year period through December 31, 2014. RSE will continue after December 31, 2014, unless, after notice to the Company and a hearing, the APSC votes to modify or discontinue the RSE methodology. Alagasco is on a September 30 fiscal year for rate-setting purposes (rate year) and reports on a calendar year for Securities and Exchange Commission reporting purposes.

Alagasco’s allowed range of return on average equity remains 13.15 percent to 13.65 percent throughout the term of the order. Under RSE the APSC conducts quarterly reviews to determine, based on Alagasco’s projections and year-to-date performance, whether Alagasco’s return on average equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4 percent of prior-year revenues. As of September 30, 2009 and 2007, Alagasco had a $1.5 million pre-tax and a $3.6 million pre-tax, respectively, reduction in revenues to bring the return on average equity to midpoint within allowed range of return. Alagasco did not have a reduction in rates related to the return on average equity for the rate year ended 2008. Under the provisions of RSE, a $10.2 million, $24.7 million and $12 million annual increase in revenues became effective December 1, 2009, 2008, and 2007, respectively.

At September 30, 2009, RSE limited the utility’s equity upon which a return is permitted to 55 percent of total capitalization, subject to certain adjustments. Under the inflation-based Cost Control Measurement (CCM) established by the APSC, if the percentage change in operations and maintenance (O&M) expense on an aggregate basis falls within a range of 0.75 points above or below the percentage change in the Consumer Price Index For All Urban Consumers (Index Range), no adjustment is required. If the change in O&M expense on an aggregate basis exceeds the Index Range, three-quarters of the difference is returned to customers. To the extent the change is less than the Index Range, the utility benefits by one-half of the difference through future rate adjustments. The O&M expense base for measurement purposes will be set at the prior year’s actual O&M expense amount unless the Company exceeds the top of the Index Range in two successive years, in which case the base for the following year will be set at the top of the Index Range. Certain items that fluctuate based on situations demonstrated to be beyond Alagasco’s control may be excluded from the CCM calculation. In the rate year ended September 30, 2008, the increase in O&M expense was below the Index Range; as a result the utility benefited by $2.9 million pre-tax with the related impact to rates effective December 1, 2008. Alagasco’s O&M expense fell within the Index Range for the rate years ended September 30, 2009 and 2007.

Alagasco’s rate schedules for natural gas distribution charges contain a GSA rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply. Alagasco’s tariff provides a temperature adjustment mechanism, also included in the GSA, that is designed to moderate the impact of departures from normal temperatures on Alagasco’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers. Other non-temperature weather related conditions that may affect customer usage are not included in the temperature adjustment.

The APSC has approved an Enhanced Stability Reserve (ESR), with a maximum funding level of $4 million, to which Alagasco may charge the full amount of: (1) extraordinary O&M expenses resulting from force majeure events when one or a combination of two such events results in more than $200,000 of additional O&M expense during a rate year; or (2) individual industrial and commercial customer revenue losses that exceed $250,000 during the rate year, if such losses cause Alagasco’s return on average equity to fall below 13.15 percent. Following a year in which a charge against the ESR is made, the APSC provides for accretions to the ESR of no more than $40,000 monthly until the maximum funding level is achieved. Under the terms of the current RSE extension, Alagasco will not have accretions against the ESR until December 31, 2010 unless the Company incurs a significant natural disaster during the three-year period ended December 31, 2010 and receives approval from the APSC to resume accretions under the ESR. Due to revenue losses from market sensitive large commercial and industrial customers, Alagasco utilized the entire ESR of approximately $4 million during the third quarter of 2008. In addition to the items mentioned above, Alagasco expects to utilize the ESR to recover certain manufactured gas plant site remediation costs through future rates and has recorded a corresponding amount to its Enhanced Stability Reserve regulatory account of $2.7 million as of December 31, 2009, as more fully described in Note 7, Commitments and Contingencies.

The excess of total acquisition costs over book value of net assets of acquired municipal gas distribution systems is included in utility plant and is being amortized through Alagasco’s rate-setting mechanism on a straight-line basis with a weighted average remaining life of approximately 5 years. At December 31, 2009 and 2008, the net acquisition adjustments were $5.9 million and $7 million, respectively.

3. LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt consisted of the following:

(in thousands)	December 31, 2009	December 31, 2008

Energen Corporation:
Medium-term Notes, Series A and B, interest ranging from 7.125% to 7.625%, for notes due December 15, 2010, to February 15, 2028	$ 305,000	$ 305,000
5% Notes, due October 1, 2013	50,000	50,000
Alabama Gas Corporation:
Medium-term Notes, Series A, interest of 7.57%, due September 20, 2011	5,000	5,000
5.20% Notes, due January 15, 2020	40,000	40,000
5.70% Notes, due January 15, 2035	36,522	37,557
5.368% Notes, due December 1, 2015	80,000	80,000
5.90% Notes, due January 15, 2037	45,000	45,000
Total	561,522	562,557
Less amounts due within one year	150,000	-
Less unamortized debt discount	736	926
Total	$ 410,786	$ 561,631

The aggregate maturities of Energen’s long-term debt for the next five years are as follows:

Years ending December 31, (in thousands)
2010	2011	2012	2013	2014
$ 150,000	$ 5,000	$ 1,000	$ 50,000	-

The aggregate maturities of Alagasco’s long-term debt for the next five years are as follows:

Years ending December 31, (in thousands)
2010	2011	2012	2013	2014
-	$ 5,000	-	-	-

The Company’s various long-term debt and short-term debt agreements contain financial and nonfinancial covenants. Except as discussed below, debt covenants address routine matters such as timely payment of principal and interest, maintenance of corporate existence and restrictions on liens. The Company’s outstanding debt is subject to a cross default provision under Energen’s Indenture dated September 1, 1996 with The Bank of New York as Trustee. In the event Alagasco or Energen Resources had a debt default of more than $10 million it would also be considered an event of default by Energen under the 1996 Indenture. All of the Company’s debt is unsecured. No conditions exist under long-term debt agreements which could restrict the Company’s ability to pay dividends.

As of December 31, 2009, the Company had short-term credit lines and other credit facilities, with renewal terms at various dates during 2010, with various financial institutions aggregating $525 million of which Energen had available $230 million, Alagasco had available $110 million and $185 million was available to either Company for working capital needs. Alagasco has been authorized by the APSC to borrow up to $200 million at any one time under short-term lines of credit. Certain of the Company’s credit facilities in the aggregate amount of $190 million, including $150 million for Energen and $40 million for Alagasco, have a covenant that the ratio of consolidated debt to consolidated capitalization will not exceed 0.65:1. The following is a summary of information relating to notes payable to banks:

(in thousands)	December 31, 2009	December 31, 2008
Energen outstanding	$ -	$ -
Alagasco outstanding	-	62,000
Notes payable to banks	-	62,000
Available for borrowings	525,000	428,000
Total	$ 525,000	$ 490,000
Energen maximum amount outstanding at any month-end	$ 95,000	$ 128,000
Energen average daily amount outstanding	$ 33,630	$ 89,210
Energen weighted average interest rates based on:
Average daily amount outstanding	1.06%	2.82%
Amount outstanding at year-end	-	1.35%
Alagasco maximum amount outstanding at any month-end	$ 59,000	$ 75,000
Alagasco average daily amount outstanding	$ 16,123	$ 35,833
Alagasco weighted average interest rates based on:
Average daily amount outstanding	1.02%	2.82%
Amount outstanding at year-end	-	1.35%

Energen’s total interest expense was $39,379,000, $41,981,000 and $47,100,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Total interest expense for Alagasco was $13,714,000, $14,807,000 and $15,696,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

4. INCOME TAXES

The components of Energen’s income taxes consisted of the following:

Years ended December 31, (in thousands)	2009	2008	2007
Taxes estimated to be payable currently:
Federal	$56,821	$1,090	$149,787
State	2,534	3,539	16,480
Total current	59,355	4,629	166,267
Taxes deferred:
Federal	75,644	172,137	838
State	8,972	16,277	324
Total deferred	84,616	188,414	1,162
Total income tax expense from continuing operations	$143,971	$193,043	$167,429

For the years ended December 31, 2009 and 2008, Energen recorded no income tax expense related to income from discontinued operations. For the year ended December 31, 2007, Energen recorded current income tax expense of $12,000 related to income from discontinued operations.

The components of Alagasco’s income taxes consisted of the following:

Years ended December 31, (in thousands)	2009	2008	2007
Taxes estimated to be payable currently:
Federal	$11,035	$(24,972)	$13,604
State	61	(1,103)	1,811
Total current	11,096	(26,075)	15,415
Taxes deferred:
Federal	13,631	46,869	5,510
State	2,626	4,035	711
Total deferred	16,257	50,904	6,221
Total income tax expense	$27,353	$24,829	$21,636

Temporary differences and carryforwards which gave rise to Energen’s deferred tax assets and liabilities were as follows:

(in thousands)	December 31, 2009		December 31, 2008
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets:
Unbilled and deferred revenue	$11,221	$-	$9,574	$-
Allowance for doubtful accounts	6,459	-	4,803	-
Insurance accruals	2,788	-	1,747	-
Compensation accruals	7,594	-	6,952	-
Inventories	1,050	-	1,142	-
Other comprehensive income	-	29,078	-	-
Gas supply adjustment related accruals	2,111	-	1,953	-
State net operating losses and other carryforwards	702	2,729	842	2,777
Other	2,165	73	2,933	121
Total deferred tax assets	34,090	31,880	29,946	2,898
Valuation allowance	(331)	(2,398)	(353)	(2,424)
Total deferred tax assets	33,759	29,482	29,593	474
Deferred tax liabilities:
Depreciation and basis differences	-	513,302	-	426,031
Pension and other costs	-	19,556	-	17,102
Other comprehensive income	42,241	-	68,619	37,773
Regulatory costs	7	-	1,014	-
Other	1,526	2,084	1,929	1,626
Total deferred tax liabilities	43,774	534,942	71,562	482,532
Net deferred tax liabilities	$(10,015)	$(505,460)	$(41,969)	$(482,058)

Temporary differences and carryforwards which gave rise to Alagasco’s deferred tax assets and liabilities were as follows:

(in thousands)	December 31, 2009		December 31, 2008
	Current	Noncurrent	Current	Noncurrent
Deferred tax assets:
Unbilled and deferred revenue	$11,221	$-	$9,574	$-
Allowance for doubtful accounts	6,201	-	4,575	-
Insurance accruals	2,635	-	2,671	-
Compensation accruals	2,365	-	2,502	-
Inventories	1,050	-	1,142	-
Gas supply adjustment related accruals	2,111	-	1,953	-
State net operating losses and other carryforwards	702	-	842	-
Other	703	50	745	97
Total deferred tax assets	26,988	50	24,004	97
Deferred tax liabilities:
Depreciation and basis differences	-	100,570	-	84,458
Pension and other costs	-	21,306	-	18,112
Regulatory costs	7	-	1,014	-
Other	1,085	-	838	-
Total deferred tax liabilities	1,092	121,876	1,852	102,570
Net deferred tax assets (liabilities)	$25,896	$(121,826)	$22,152	$(102,473)

The Company files a consolidated federal income tax return with all of its subsidiaries. The Company has a current deferred tax asset of $702,000 relating to Alagasco’s $16.2 million state net operating loss carryforward which will expire beginning in 2023. Alagasco anticipates generating adequate future taxable income to fully realize this benefit. The Company has a full valuation allowance recorded against a noncurrent deferred tax asset of $2,729,000 arising from certain state net operating loss and charitable contribution carryforwards. The Company intends to fully reserve this asset until it is determined that it is more likely than not that the asset can be realized through future taxable income in the respective state taxing jurisdictions. No other valuation allowance with respect to deferred taxes is deemed necessary as both the Company and Alagasco anticipate generating adequate future taxable income to realize the benefits of all remaining deferred tax assets on the consolidated balance sheets.

Total income tax expense for the Company differed from the amount which would have been provided by applying the statutory federal income tax rate of 35 percent to earnings before taxes from continuing operations as illustrated below:

Years ended December 31, (in thousands)	2009	2008	2007
Income tax expense from continuing operations at statutory federal income tax rate	$140,104	$180,235	$166,824
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	7,384	12,524	12,251
Qualified Section 199 production activities deduction	(2,715)	(455)	(8,470)
401(k) stock dividend deduction	(567)	(574)	(637)
Other, net	(235)	1,313	(2,539)
Total income tax expense from continuing operations	$143,971	$193,043	$167,429
Effective income tax rate (%)	35.97	37.49	35.13

Total income tax expense for Alagasco differed from the amount which would have been provided by applying the statutory federal income tax rate of 35 percent to earnings before taxes from continuing operations as illustrated below:

Years ended December 31, (in thousands)	2009	2008	2007
Income tax expense at statutory federal income tax rate	$25,469	$22,747	$20,459
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	2,045	1,826	1,643
Other, net	(161)	256	(466)
Total income tax expense	$27,353	$24,829	$21,636
Effective income tax rate (%)	37.59	38.20	37.01

As of January 1, 2007, the Company adopted accounting guidance which prescribed a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of a tax position taken or expected to be taken in a tax return. A reconciliation of Energen’s beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance as of January 1, 2007	$8,163
Additions based on tax positions related to the current year	1,162
Additions for tax positions of prior years	2,372
Reductions for tax positions of prior years (lapse of statute of limitations)	(3,180)
Balance as of December 31, 2007	8,517
Additions based on tax positions related to the current year	2,732
Additions for tax positions of prior years	7,199
Reductions for tax positions of prior years (lapse of statute of limitations)	(1,643)
Balance as of December 31, 2008	16,805
Additions based on tax positions related to the current year	2,530
Additions for tax positions of prior years	841
Reductions for tax positions of prior years (lapse of statute of limitations)	(2,379)
Balance as of December 31, 2009	$17,797

During 2009, there were no material changes to unrecognized tax benefits. The increase in the additions for tax positions of prior years in 2008 is primarily related to Alagasco’s tax accounting method change for the recovery of its gas distribution property that was approved by the Internal Revenue Service (IRS). The amount of unrecognized tax benefits at December 31, 2009 that would favorably impact the Company’s effective tax rate, if recognized, is $3.7 million. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2009, 2008, and 2007, the Company recognized approximately $91,000, $164,000 and $36,000 of expense for interest (net of tax benefit) and penalties, respectively. The Company had approximately $772,000 and $681,000 for the payment of interest (net of tax benefit) and penalties accrued at December 31, 2009 and 2008, respectively.

A reconciliation of Alagasco’s beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance as of January 1, 2007	$713
Additions for tax positions of prior years	578
Reductions for tax positions of prior years (lapse of statute of limitations)	(336)
Balance as of December 31, 2007	955
Additions based on tax positions related to the current year	515
Additions for tax positions of prior years	5,804
Reductions for tax positions of prior years (lapse of statute of limitations)	(384)
Balance as of December 31, 2008	6,890
Additions based on tax positions related to the current year	821
Additions for tax positions of prior years	197
Reductions for tax positions of prior years (lapse of statute of limitations)	(287)
Balance as of December 31, 2009	$7,621

During 2009, there were no material changes to Alagasco’s unrecognized tax benefits. The increase in the additions for tax positions of prior years in 2008 is primarily related to Alagasco’s tax accounting method change for the recovery of its gas distribution property discussed above. The amount of unrecognized tax benefits at December 31, 2009 that would favorably impact Alagasco’s effective tax rate, if recognized, is $210,000. Alagasco recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2009, 2008, and 2007, Alagasco recognized approximately $146,000, $131,000, and $23,000 of expense for interest (net of tax benefit) and penalties, respectively. Alagasco had approximately $364,000 and $218,000 for the payment of interest (net of tax benefit) and penalties accrued at December 31, 2009 and 2008, respectively.

The Company and Alagasco’s tax returns for years 2006-2008, including the tax accounting method change noted above, remain open to examination by the IRS and major state taxing jurisdictions. The Company is currently under IRS examination of its federal consolidated income tax returns for 2006-2008. The Alabama Department of Revenue (ADOR) has also notified the Company and Alagasco of a forthcoming examination of its Alabama income tax returns for open years that will commence in 2010. The change in the unrecognized tax benefit expected within the next 12 months is not considered material to the financial statements.

5. EMPLOYEE BENEFIT PLANS

Pension Plans: The following table sets forth the combined funded status of the defined qualified and nonqualified supplemental benefit plans and their reconciliation with the related amounts in the Company’s consolidated financial statements:

(in thousands)
	December 31, 2009	December 31, 2008
Accumulated benefit obligation	$177,711	$156,304

Projected benefit obligation:
Balance at beginning of period	$190,431	$199,363
Service cost	7,340	8,951
Interest cost	12,064	14,751
Plan amendments	-	(365)
Actuarial (gain) loss	21,524	(5,957)
Termination benefit charge	145	-
Benefits paid	(17,584)	(26,312)
Balance at end of period	$213,920	$190,431
Plan assets:
Fair value of plan assets at beginning of period	$139,274	$176,644
Actual return (loss) on plan assets	27,091	(38,643)
Employer contributions	18,872	27,585
Benefits paid	(17,584)	(26,312)
Fair value of plan assets at end of period	$167,653	$139,274

Funded status of plan	$(46,267)	$(51,157)
Current liabilities	$(2,223)	$(3,888)
Noncurrent liabilities	(44,044)	(47,269)
Net liability recognized	$(46,267)	$(51,157)

Amounts recognized to accumulated other comprehensive income:
Prior service costs, net of tax of $0.6 million and $0.7 million	$1,139	$1,334
Net actuarial loss, net of tax of $15.8 million and $14.8 million	29,435	27,402
Total accumulated other comprehensive income	$30,574	$28,736

Alagasco recognized a regulatory asset of $55.8 million and $54.7 million as of December 31, 2009 and 2008, respectively, for the portion of the obligation to be recovered through rates in future periods.

The Company anticipates required contributions of approximately $7 million during 2010 to the pension plans. The Company expects sufficient funding credits, as established under Internal Revenue Code Section 430(f), exist to meet the required funding. It is not anticipated that the funded status of the pension plans will fall below statutory thresholds requiring accelerated funding or constraints on benefit levels or plan administration. No additional discretionary contributions are currently expected to be made to the pension plans by the Company during 2010. The Company expects to make benefit payments of approximately $2.2 million during 2010 to retirees with respect to the nonqualified supplemental retirement plans.

Other investment assets designated for payment of the nonqualified supplemental retirement plans were as follows:

		December 31, 2009
(in thousands)	Level 1	Level 2	Level 3	Total
Insurance contracts	$-	$5,984	$4,824	$10,808
Equities	6,137	-	-	6,137
Fixed income	-	2,502	-	2,502
Cash and cash equivalents	-	6,300	-	6,300
Total	$6,137	$14,786	$4,824	$25,747

While intended for payment of the nonqualified supplemental retirement plan benefits, these assets remain subject to the claims of the Company’s creditors and are not recognized in the funded status of the plan. The fair value of these assets was $18.3 million as of December 31, 2008. These assets are recorded at fair value and included in Deferred Charges and Other in the Consolidated Balance Sheets.

The following is a reconciliation of insurance contracts in Level 3 of the fair value hierarchy:

(in thousands)	Year ended December 31, 2009
Balance at beginning of period	$-
Realized losses	(538)
Unrealized gains relating to instruments held at the reporting date	33
Purchases during period	5,329
Balance at end of period	$4,824

Other changes in pension plan assets and projected benefit obligations recognized in other comprehensive income were as follows:

Years ended December 31, (in thousands)	2009	2008	2007
Net actuarial loss experienced during the year	$5,683	$14,061	$1,312
Net actuarial loss recognized as expense	(2,559)	(3,472)	(6,583)
Prior service cost established during the year	-	(131)	-
Prior service cost recognized as expense	(298)	(403)	(321)
Total recognized in other comprehensive income (loss)	$2,826	$10,055	$(5,592)

Estimated amounts to be amortized from accumulated other comprehensive income into pension cost during 2010 are as follows:

(in thousands)
Amortization of prior service cost	$298
Amortization of net actuarial loss	$2,930

Weighted average rate assumptions used to determine the projected benefit obligations at the measurement date:

	December 31, 2009	December 31, 2008
Discount rate	5.49%	6.50%
Rate of compensation increase for pay-related plans	3.95%	3.90%

The components of net pension expense were:

Years ended December 31, (in thousands)	2009	2008	2007
Components of net periodic benefit cost:
Service cost	$7,340	$7,160	$6,812
Interest cost	12,064	11,802	11,106
Expected long-term return on assets	(14,002)	(13,156)	(13,070)
Prior service cost amortization	579	918	918
Actuarial loss	3,987	4,283	4,611
Termination benefit charge	145	-	-
Settlement loss	-	677	5,656
Net periodic expense	$10,113	$11,684	$16,033

Net retirement expense for Alagasco was $4,231,000, $5,595,000 and $6,812,000 for the years ended December 31, 2009, 2008 and 2007, respectively. In the second quarter of 2009, the Company recognized a termination benefit charge of $145,000 to provide for early retirement of certain non-highly compensated employees. The Company recognized settlement charges of $2.4 million in 2007 for the payment of lump sums from the nonqualified supplemental retirement plans. The Company also recognized settlement charges of $0.7 million in the fourth quarter of 2008 and $3.2 million in the third quarter of 2007 for the payment of lump sums from a defined benefit pension plan. These charges represented an acceleration of the unamortized actuarial losses.

Weighted average rate assumptions to determine net periodic benefit costs for the period ending:

	December 31, 2009	December 31, 2008	December 31, 2007
Discount rate	6.50%	6.18%	5.77%
Expected long-term return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase for pay-related plans	3.90%	4.07%	4.22%

Plan assets included in the funded status of the pension plans were as follows:

	December 31, 2009
(in thousands)	Level 1	Level 2	Level 3	Total
United States equities	$35,020	$7,860	$-	$42,880
Global equities	22,044	4,176	4,674	30,894
Fixed income	-	46,716	-	46,716
Alternative investments	-	16,124	17,134	33,258
Cash and cash equivalents	1,624	12,281	-	13,905
Total	$58,688	$87,157	$21,808	$167,653

United States equities consist of mutual and commingled funds with varying strategies. Such strategies include stock investments across market capitalizations and investment styles. Global equities consist of mutual funds and a limited partnership that invest in United States and non-United States securities broadly diversified across mostly developed markets but with some tactical exposure to emerging markets. Fixed income securities consist of mutual funds and separate accounts. Fixed income securities are well diversified with allocations to investment grade and non-investment grade issues and issues that provide both intermediate and longer duration exposure. Alternative asset investments consist of limited partnerships and commingled and mutual funds with varying investment strategies. Alternative assets are meant to serve as a risk reducer at the total portfolio level as they provide asset class exposures not found elsewhere in the portfolio.

The following is a reconciliation of plan assets in Level 3 of the fair value hierarchy:

(in thousands)	Year ended December 31, 2009
Balance at beginning of period	$19,523
Unrealized gains relating to instruments held at the reporting date	2,285
Balance at end of period	$21,808

Defined benefit pension plan payments, which reflect expected future service, are anticipated to be paid as follows:

(in thousands)
2010	$16,835
2011	$17,384
2012	$18,972
2013	$14,131
2014	$16,463
2015-2019	$117,926

Postretirement Health Care and Life Insurance Benefits: The status of the postretirement benefit programs was as follows:

(in thousands)
	December 31, 2009	December 31, 2008
Projected postretirement benefit obligation:
Balance at beginning of period	$76,626	$78,975
Service cost	1,813	2,046
Interest cost	4,849	6,143
Actuarial (gain) loss	4,523	(5,641)
Benefits paid	(3,726)	(4,897)
Balance at end of period	$84,085	$76,626
Plan assets:
Fair value of plan assets at beginning of period	$56,421	$86,660
Actual return (loss) on plan assets	14,605	(27,926)
Employer contributions	5,006	2,584
Benefits paid	(3,805)	(4,897)
Fair value of plan assets at end of period	$72,227	$56,421

Funded status of plan	$(11,858)	$(20,205)
Noncurrent liabilities	$(11,858)	$(20,205)
Net liability recognized	$(11,858)	$(20,205)

Amounts recognized to accumulated other comprehensive income:
Transition obligation, net of taxes of $411 and $496	$762	$921
Net actuarial loss, net of taxes of $244 and $750	454	1,393
Total accumulated other comprehensive income	$1,216	$2,314

Alagasco recognized a regulatory asset of $9.5 million and $16.4 million as of December 31, 2009 and 2008, respectively, for the portion of the obligation to be recovered through rates in future periods. The Company expects to make discretionary contributions of $7.8 million to postretirement benefit program assets during 2010.

Other changes in postretirement plan assets and projected benefit obligations recognized in other comprehensive income were as follows:

Years ended December 31, (in thousands)	2009	2008	2007
Net actuarial (gain) loss experienced during the year	$(1,363)	$5,333	$2,464
Amortization of net actuarial gain (loss)	(46)	157	279
Amortization of transition asset	(280)	(341)	(246)
Total recognized in other comprehensive income (loss)	$(1,689)	$5,149	$2,497

Estimated amounts to be amortized from accumulated other comprehensive income into benefit cost during 2010 are as follows:

(in thousands)
Amortization of transition obligation	$280
Amortization of net actuarial gain	$-

Weighted average rate assumptions used to determine postretirement benefit obligations at the measurement date:

	December 31, 2009	December 31, 2008
Discount rate	5.90%	6.50%
Rate of compensation increase for pay-related plans	3.69%	3.55%

Net periodic postretirement benefit expense included the following:

Years ended December 31, (in thousands)	2009	2008	2007
Components of net periodic benefit cost:
Service cost	$1,813	$1,637	$1,023
Interest cost	4,849	4,914	3,693
Expected long-term return on assets	(3,542)	(5,534)	(5,002)
Actuarial (gain) loss	228	(781)	(1,260)
Transition amortization	1,917	1,917	1,917
Net periodic expense	$5,265	$2,153	$371

Net periodic postretirement benefit expense for Alagasco was $4,051,000, $1,457,000 and $300,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Weighted average rate assumptions to determine net periodic benefit costs for the years ending:

	December 31, 2009	December 31, 2008	December 31, 2007
Discount rate	6.50%	6.40%	5.95%
Expected long-term return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	3.55%	3.65%	3.70%

Assumed post-65 health care cost trend rates used to determine the postretirement benefit obligation at the measurement date:

	December 31, 2009	December 31, 2008
Health care cost trend rate assumed for next year	8.50%	9.50%
Rate to which the cost trend rate is assumed to decline	5.50%	5.50%
Year that rate reaches ultimate rate	2016	2013

Assumed health care cost trend rates used in determining the accumulated postretirement benefit obligation have an effect on the amounts reported. For example, revising the weighted average health care cost trend rate by 1 percentage point would have the following effects:

(in thousands)
	1-Percentage Point Decrease	1-Percentage Point Increase
Effect on total of service and interest cost	$ (510)	$ 620
Effect on net postretirement benefit obligation	$ (5,377)	$ 6,480

Plan assets included in the funded status of the postretirement benefit plans were as follows:

	December 31, 2009
(in thousands)	Level 1	Level 2	Total
United States equities	$36,150	$-	$ 36,150
Global equities	14,410	-	14,410
Fixed income	-	21,283	21,283
Cash and cash equivalents	384	-	384
Total	$50,944	$21,283	$ 72,227

The Company had no Level 3 postretirement benefit plan assets. United States equities consisted of mutual funds with varying strategies. These funds invest largely in medium to large capitalized companies with exposure blending growth, market-oriented and value styles. Additional fund investments include small capitalization companies, and certain of these funds utilize tax-sensitive management approaches. Global equities are mutual funds that invest in non-United States securities broadly diversified across most developed markets with exposure blending growth, market-oriented and value styles. Fixed income securities are high-quality short-duration securities including investment-grade market sectors with tactical investments in non-investment grade sectors.

The following postretirement benefit payments, which reflect expected future service, are anticipated to be paid:

(in thousands)
2010	$4,737
2011	$5,085
2012	$5,434
2013	$5,683
2014	$5,846
2015-2019	$32,284

The following benefits reflect the expected prescription drug subsidy related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act). The Act includes a prescription drug benefit under Medicare Part D as well as a federal subsidy which began in 2007:

(in thousands)
2010	$(340)
2011	$(351)
2012	$(363)
2013	$(372)
2014	$(379)
2015-2019	$(1,944)

The Company has a long-term disability plan covering most employees. The Company had expense for the years ended December 31, 2009, 2008 and 2007 of $458,000, $346,000 and $382,000, respectively.

Investment Strategy: The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets with a prudent level of risk. Risk tolerance is established through consideration of plan liabilities, plan funded status, corporate financial condition, and market conditions.

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

The Company seeks to maintain an appropriate level of diversification to minimize the risk of large losses in a single asset class. Accordingly, plan assets for the defined benefit pension plan and the postretirement benefit plan do not have a concentration of assets in a single entity, industry, country, commodity or class of investment fund.

The Company’s weighted-average defined benefit pension plan asset allocations by asset category were as follows:

	Target	December 31, 2009	December 31, 2008
Asset category:
Equity securities	48%	44%	47%
Debt securities	28%	28%	30%
Alternative investments and other	24%	28%	23%
Total	100%	100%	100%

The Company’s weighted-average postretirement benefit program asset allocations by asset category were as follows:

	Target	December 31, 2009	December 31, 2008
Asset category:
Equity securities	70%	70%	65%
Debt securities	30%	30%	35%
Total	100%	100%	100%

6. COMMON STOCK PLANS

Energen Employee Savings Plan (ESP): A majority of Company employees are eligible to participate in the ESP by electing to contribute a portion of their compensation to the ESP. The Company may match a percentage of the contributions and make these contributions in Company common stock or in funds for the purchase of Company common stock. Employees may diversify 100 percent of their ESP Company stock account into other ESP investment options. The ESP also contains employee stock ownership plan provisions. At December 31, 2009, total shares reserved for issuance equaled 1,080,108. Expense associated with Company contributions to the ESP was $5,806,000, $5,559,000 and $5,237,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

1997 Stock Incentive Plan and 1988 Stock Option Plan: The 1997 Stock Incentive Plan and the Energen 1988 Stock Option Plan provided for the grant of incentive stock options and non-qualified stock options to officers and key employees. The 1997 Stock Incentive Plan also provided for the grant of performance share awards and restricted stock. The Company has typically funded options, restricted stock obligations and performance share obligations through original issue shares. Under the 1997 Stock Incentive Plan, 5,600,000 shares of Company common stock were reserved for issuance with 1,369,514 remaining for issuance as of December 31, 2009. Under the 1988 Stock Option Plan, 1,080,000 shares of Company common stock reserved for issuance have been granted.

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

1997 Stock Incentive Plan performance share awards granted or modified after January 1, 2006 have been valued using a Monte Carlo model. The Monte Carlo model uses historical volatility and other variables to estimate the probability of satisfying the market condition of the award. For performance share awards granted prior to January 1, 2006, the Company estimated fair value based on the quoted market price of the Company’s common stock and adjusted each period for the expected payout ratio.

No performance share awards were granted in 2009, 2008 or 2007. A summary of performance share award activity as of December 31, 2009, and transactions during the years ended December 31, 2009, 2008 and 2007 are presented below:

	1997 Stock Incentive Plan
	Shares	Weighted Average Price
Nonvested at December 31, 2006	588,863	$ 40.81
Vested and paid	(225,960)	30.53
Nonvested at December 31, 2007	362,903	49.87
Vested and paid	(134,220)	54.25
Nonvested at December 31, 2008	228,683	30.80
Expired without payout	(117,540)	18.50
Nonvested at December 31, 2009	111,143	$ 43.81

The Company recorded expense of $502,000 and $4,254,000 for the years ended December 31, 2009 and 2007, respectively, for performance share awards with a related deferred income tax benefit of $190,000 and $1,608,000, respectively. The Company recorded income of $2,308,000 for the year ended December 31, 2008 for performance share awards with a related deferred income tax expense of $873,000.

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

A summary of stock option activity as of December 31, 2009, and transactions during the years ended December 31, 2009, 2008 and 2007 are presented below:

	1997 Stock Incentive Plan		1988 Stock Option Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	407,078	$14.69	21,000	$9.13
Granted	239,545	46.71	-	-
Exercised	(180,284)	15.59	(21,000)	9.13
Outstanding at December 31, 2007	466,339	30.79	-	-
Granted	186,700	60.56	-	-
Exercised	(28,068)	11.88	-	-
Forfeited	(4,454)	10.17	-	-
Outstanding at December 31, 2008	620,517	40.75	-	-
Granted	543,242	29.91	-	-
Exercised	(55,950)	13.10	-	-
Outstanding at December 31, 2009	1,107,809	$36.83	-	-
Exercisable at December 31, 2007	226,794	$13.97	-	-
Exercisable at December 31, 2008	276,530	$24.05	-	-
Exercisable at December 31, 2009	360,229	$36.87	-	-
Remaining reserved for issuance at December 31, 2009	1,369,514	-	-	-

The Company uses the Black-Scholes pricing model to calculate the fair values of the options awarded. For purposes of this valuation the following assumptions were used to derive the fair values:

Grant date	8/24/2009	1/28/09	1/23/2008	6/23/2007	1/24/2007
Awards granted	4,750	538,492	186,700	7,260	232,285
Fair market value of stock at grant	$ 15.00	$ 8.83	$ 17.83	$ 20.05	$ 17.33
Expected life of award	5.7 years	5.7 years	5.7 years	6 years	6 years
Risk-free interest rate	2.80%	1.89%	2.87%	5.00%	4.75%
Annualized volatility rate	36.9%	34.8%	24.3%	25.2%	27.3%
Dividend yield	1.2%	1.7%	0.0%	0.0%	0.0%

The Company recorded stock option expense of $4,352,000, $3,080,000 and $3,124,000 during the years ended December 31, 2009, 2008 and 2007, respectively, with a related deferred tax benefit of $1,645,000, $1,165,000 and $1,181,000 respectively.

The total intrinsic value of stock options exercised during the year ended December 31, 2009, was $1,586,000. During the year ended December 31, 2009, the total intrinsic value of stock appreciation rights exercised was $107,000. During the year ended December 31, 2009, the Company received cash of $892,000 from the exercise of stock options and paid $73,000 in settlement of stock appreciation rights. Total intrinsic value for outstanding options as of December 31, 2009, was $11,686,000 and $4,030,000 for exercisable options. The fair value of options vested for the year ended December 31, 2009 was $2,500,000. As of December 31, 2009, there was $1,745,000 of unrecognized compensation cost related to outstanding nonvested stock options.

The following table summarizes options outstanding as of December 31, 2009:

1997 Stock Incentive Plan
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life
$13.72	20,450	0.83 years
$11.32	33,580	1.83 years
$14.86	62,330	3.08 years
$21.38	21,962	4.08 years
$46.45	232,285	7.00 years
$55.08	7,260	7.50 years
$60.56	186,700	8.00 years
$29.79	538,492	9.00 years
$43.30	4,750	9.67 years
$11.32-$60.56	1,107,809	7.61 years

The weighted average remaining contractual life of currently exercisable stock options is 5.49 years as of December 31, 2009.

Restricted Stock: In addition, the 1997 Stock Incentive Plan provided for the grant of restricted stock which have been valued based on the quoted market price of the Company’s common stock at the date of grant. Restricted stock awards have a three to six year vesting period. A summary of restricted stock activity as of December 31, 2009, and transactions during the years ended December 31, 2009, 2008 and 2007 is presented below:

	1997 Stock Incentive Plan
	Shares	Weighted Average Price
Nonvested at December 31, 2006	225,830	$ 25.76
Granted	6,805	46.45
Vested	(95,040)	21.18
Nonvested at December 31, 2007	137,595	29.94
Vested	(26,240)	23.36
Nonvested at December 31, 2008	111,355	31.49
Granted	6,150	43.30
Vested	(64,500)	31.89
Nonvested at December 31, 2009	53,005	$ 32.38

The Company recorded expense of $379,000, $596,000 and $908,000 for the years ended December 31, 2009, 2008 and 2007, respectively, related to restricted stock, with a related deferred income tax benefit of $143,000, $225,000 and $343,000, respectively. As of December 31, 2009, there was $384,000 of total unrecognized compensation cost related to nonvested restricted stock awards recorded in premium on capital stock. These awards have a remaining requisite service period of 0.75 years.

2004 Stock Appreciation Rights Plan: The Energen 2004 Stock Appreciation Rights Plan provided for the payment of cash incentives measured by the long-term appreciation of Company stock. These awards are liability awards which settle in cash and are re-measured each reporting period until settlement. These awards have a three year requisite service period.

The Company issued the following awards with stock appreciation rights. The Company uses the Black-Scholes pricing model to calculate the fair values of the options awarded. For purposes of this valuation the following assumptions were used to derive the fair values as of December 31, 2009:

Grant date	2/13-16/2009	1/28/09	2/04/2008	2/01/2007
Awards granted	3,292	305,257	67,093	85,906
Fair market value of stock	$ 22.51	$ 23.28	$ 10.31	$ 13.20
Expected life of award	5.6 years	5.6 years	4.6 years	3.6 years
Risk-free interest rate	2.98%	2.98%	2.55%	2.04%
Annualized volatility rate	37.4%	37.4%	37.4%	37.4%
Dividend yield	1.1%	1.1%	1.1%	1.1%

Expense associated with stock appreciation rights of $4,608,000 and $1,933,000 was recorded for the years ended December 31, 2009 and 2007, respectively. Income associated with stock appreciation rights of $2,413,000 was recorded for the year ended December 31, 2008.

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

In the first quarter of 2009, Energen Resources awarded 900 stock equivalent units with a two year vesting period and 2,911 stock equivalent units with a three year vesting period. During the third quarter of 2009, Energen Resources awarded 938 stock equivalent units with a three year vesting period. Energen Resources awarded 1,805 stock equivalent units with a two year vesting period and 1,014 stock equivalent units with a three year vesting period in 2008. During 2007, Energen Resources awarded 5,242 stock equivalent units with a three year vesting period. None of the awards issued included a market condition. Energen Resources recognized expense of $1,028,000 and $2,389,000 during 2009 and 2007, respectively, related to these units. Energen Resources recognized income of $2,042,000 during 2008 related to these units.

1997 Deferred Compensation Plan: The 1997 Deferred Compensation Plan allowed officers and non-employee directors to defer certain compensation. Amounts deferred by a participant under the 1997 Deferred Compensation Plan are credited to accounts maintained for a participant in either a stock account or an investment account. The stock account tracks the performance of the Company’s common stock, including reinvestment of dividends. The investment account tracks the performance of certain mutual funds. The Company has funded, and presently plans to continue funding, a trust in a manner that generally tracks participants’ accounts under the 1997 Deferred Compensation Plan. While intended for payment of benefits under the 1997 Deferred Compensation Plan, the trust’s assets remain subject to the claims of the Company’s creditors. Amounts earned under the Deferred Compensation Plan and invested in Company common stock held by the trust have been recorded as treasury stock, along with the related deferred compensation obligation in the consolidated statements of shareholders’ equity. As of December 31, 2009 there were 712,672 shares reserved for issuance from the 1997 Deferred Compensation Plan.

1992 Energen Corporation Directors Stock Plan: In 1992 the Company adopted the Energen Corporation 1992 Directors Stock Plan to pay a portion of the compensation of its non-employee directors in shares of Company common stock. Under the Plan, 12,000 shares, 11,218 shares and 11,503 shares were awarded during the years ended December 31, 2009, 2008 and 2007, respectively, leaving 190,724 shares reserved for issuance as of December 31, 2009.

Dividend Reinvestment and Direct Stock Purchase Plan: The Company’s Dividend Reinvestment and Direct Stock Purchase Plan included a direct stock purchase feature which allowed purchases by non-shareholders. As of December 31, 2009, 1,098,292 common shares were reserved under this Plan. Effective December 15, 2006, the Company suspended operations under the Plan and shareholders became eligible to reinvest dividends or make direct stock purchases using the Company’s stock transfer and dividend paying agent, The Bank of New York.

Stock Repurchase Program: By resolution adopted May 25, 1994, and supplemented by a resolution adopted April 26, 2000 and June 24, 2006, the Board authorized the Company to repurchase up to 12,564,400 shares of the Company’s common stock. There were no shares repurchased pursuant to its repurchase authorization for the years ended December 31, 2009, 2008 and 2007. As of December 31, 2009, a total of 8,992,700 shares remain authorized for future repurchase. The Company also from time to time acquires shares in connection with participant elections under the Company’s stock compensation plans. For the years ended December 31, 2009, 2008 and 2007, the Company acquired 23,942 shares, 446,045 shares and 209,388 shares, respectively, in connection with its stock compensation plans.

7. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Certain of Alagasco’s long-term contracts associated with the delivery and storage of natural gas include fixed charges of approximately $204 million through September 2024. During the years ended December 31, 2009, 2008 and 2007, Alagasco recognized approximately $49 million, $51 million and $48 million, respectively, of long term commitments through expense and its regulatory accounts in the accompanying financial statements. Alagasco also is committed to purchase minimum quantities of gas at market-related prices or to pay certain costs in the event the minimum quantities are not taken. These purchase commitments are approximately 107.6 Bcf through April 2015.

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

In June 2009, Alagasco received a General Notice Letter from the United States Environmental Protection Agency (EPA) identifying Alagasco as a responsible party for a former manufactured gas plant (MGP) site located in Huntsville, Alabama, and inviting Alagasco to enter an Administrative Settlement Agreement and Order on Consent to perform a removal action at that site. The Huntsville MGP, along with the Huntsville gas distribution system, was sold by Alagasco to the City of Huntsville in 1949. While Alagasco no longer owns the Huntsville site, the Company and the current site owner have entered into a Consent Order and agreed to develop an action plan for the site. Based on the limited information available at this time, Alagasco preliminarily estimates that it may incur costs associated with the site ranging from $3 million to $6.1 million. At the present time, the Company cannot conclude that any amount within this range is a better estimate than any other. During the year ended December 31, 2009, the Company incurred costs of $0.2 million associated with the site. As of December 31, 2009, the Company has accrued a contingent liability of $2.8 million in addition to the costs previously incurred. The estimate assumes an action plan for excavation of affected soil and sediment only. If it is determined that a greater scope of work is appropriate, then actual costs will likely exceed the preliminary estimate. Alagasco expects to recover such costs through insurance recovery and future rates and has recorded a corresponding amount to its Enhanced Stability Reserve regulatory asset account.

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

Lease Obligations: Alagasco leases the Company’s headquarters building over a 25-year term and the related lease is accounted for as an operating lease. Under the terms of the lease, Alagasco has a renewal option; the lease does not contain a bargain purchase price or a residual value guarantee. Energen’s total lease payments related to leases included as operating lease expense were $21,529,000, $21,403,000 and $18,212,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Minimum future rental payments required after 2009 under leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

Years Ending December 31, (in thousands)
2010	2011	2012	2013	2014	2015 and thereafter
$ 5,665	$ 5,243	$ 4,882	$ 4,044	$ 3,432	$ 20,116

Alagasco’s total payments related to leases included as operating expense, net of approximately $1,025,000 of lease expense paid by Energen each year, were $2,150,000, $2,114,000 and $2,155,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Minimum future rental payments required after 2009 under leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

Years Ending December 31, (in thousands)
2010	2011	2012	2013	2014	2015 and thereafter
$ 3,125	$ 3,121	$ 3,137	$ 3,158	$ 3,179	$ 20,116

Included in the table above are approximately $14.4 million of payments associated with leasing of the Company’s headquarters, which are expected to be reimbursed to Alagasco by Energen through the remaining term of the related lease. Such amounts are subject to intercompany allocations but are not subject to contractual agreements.

8. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Financial Instruments: The stated value of cash and cash equivalents, trade receivables (net of allowance), and short-term debt approximates fair value due to the short maturity of the instruments. The fair value of Energen’s long-term debt, including the current portion, with a carrying value of $561,522,000 would be $567,848,000 at December 31, 2009. The fair value of Alagasco’s fixed-rate long-term debt, including the current portion, with a carrying value of $206,522,000 would be $199,121,000 at December 31, 2009. The fair values were based on market prices of similar issues having the same remaining maturities, redemption terms and credit rating.

Alagasco purchases gas as an agent for certain of its large commercial and industrial customers. Alagasco has in certain instances provided commodity-related guarantees to counterparties in order to facilitate these agency purchases. Liabilities existing for gas delivered to customers subject to these guarantees are included in the balance sheet. In the event the customer for whom the guarantee was entered fails to take delivery of the gas, Alagasco can sell such gas for the customer, with the customer liable for any resulting loss. Although the substantial majority of purchases under these guarantees are for the customers’ current monthly consumption and are at current market prices, in some instances, the purchases are for an extended term at a fixed price. At December 31, 2009, the fixed price purchases under these guarantees had a maximum term outstanding through October 2010 with an aggregate purchase price of $4.3 million and a market value of $4.6 million.

Risk Management: At December 31, 2009, the counterparty agreements under which the Company had active positions did not include collateral posting requirements. Energen Resources was in a net gain position with six of its counterparties and a net loss with the remaining three at December 31, 2009. The Company is at risk for economic loss based upon the creditworthiness of its counterparties. The three largest counterparties, Morgan Stanley Capital Group, Inc., Merrill Lynch Commodities, Inc. and J Aron & Company, represented approximately 40 percent, 38 percent and 19 percent, respectively, of Energen Resources’ net gain on fair value of derivatives.

The following table details the fair values of commodity contracts by business segment on the balance sheets:

(in thousands)	December 31, 2009
	Oil and Gas Operations	Natural Gas Distribution	Total
Derivative assets or (liabilities) designated as hedging instruments
Accounts receivable	$148,937	$-	$148,937
Long-term derivative instruments	16,164	-	16,164
Total derivative assets	165,101	-	165,101
Accounts receivable	(29,484)*	-	(29,484)
Accounts payable	(6,352)	-	(6,352)
Long-term asset derivative instruments	(8,340)*	-	(8,340)
Long-term liability derivative instruments	(41,374)		(41,374)
Total derivative liabilities	(85,550)	-	(85,550)
Total derivatives designated	79,551	-	79,551
Derivative assets or (liabilities) not designated as hedging instruments
Accounts receivable	-	-	-
Long-term derivative instruments	-	-	-
Total derivative assets	-	-	-
Accounts receivable	(10)*	-	(10)
Accounts payable	-	(25,750)	(25,750)
Long-term liability derivative instruments	(106)	(18,965)	(19,071)
Total derivative liabilities	(116)	(44,715)	(44,831)
Total derivatives not designated	(116)	(44,715)	(44,831)
Total derivatives	$79,435	$(44,715)	$34,720
*

Amounts classified in accordance with accounting guidance which permits offsetting fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

The Company had a net $30.3 million and a net $123.1 million deferred tax liability included in current and noncurrent deferred income taxes on the consolidated balance sheets related to derivative items included in other comprehensive income as of December 31, 2009 and 2008, respectively.

The following table details the effect of derivative commodity instruments in cash flow hedging relationships on the financial statements:

(in thousands)	Location of Gain (Loss) on Income Statement	Year ended December 31, 2009
Net gain recognized in OCI on derivative (effective portion), net of tax of $30.3 million	_	$ 49,405
Gain reclassified from accumulated OCI into income (effective portion)	Operating revenues	$ 238,965
Loss recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Operating revenues	$ (20)

The following table details the effect of derivative commodity instruments not designated as hedging instruments on the income statements:

(in thousands)	Location of Gain on Income Statement	Year ended December 31, 2009
Gain recognized in income on derivative	Operating revenues	$ 310

As of December 31, 2009, $70.2 million of deferred net gains on derivative instruments recorded in accumulated other comprehensive income, net of tax, are expected to be reclassified and reported in earnings as operating revenues during the next twelve-month period. The actual amount that will be reclassified to earnings over the next year could vary materially from this amount due to changes in market conditions. As of December 31, 2009, the Company had 12 thousand barrels (MBbl) of oil hedges which expire during 2011 that did not meet the definition of a cash flow hedge but are considered by the Company to be economic hedges. During 2009, the Company discontinued hedge accounting and reclassified gains of $66,000 after-tax from other comprehensive income into operating revenues when Energen Resources determined it was probable certain forecasted volumes would not occur.

As of December 31, 2009, Energen Resources entered into the following transactions for 2010 and subsequent years:

Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2010	14.9 Bcf	$8.68 Mcf	NYMEX Swaps
	37.8 Bcf	$7.27 Mcf	Basin Specific Swaps
2011	11.4 Bcf	$6.82 Mcf	NYMEX Swaps
	25.7 Bcf	$6.36 Mcf	Basin Specific Swaps
Oil
2010	4,029 MBbl	$86.12 Bbl	NYMEX Swaps
2011	3,474 MBbl	$77.01 Bbl	NYMEX Swaps
2012	852 MBbl	$71.30 Bbl	NYMEX Swaps
2013	336 MBbl	$73.30 Bbl	NYMEX Swaps
Oil Basis Differential
2010	2,383 MBbl	*	Basis Swaps
2011	2,076 MBbl	*	Basis Swaps
Natural Gas Liquids
2010	37.9 MMGal	$0.88 Gal	Liquids Swaps
* Average contract prices not meaningful due to the varying nature of each contract

Alagasco entered into the following natural gas transactions for 2010 and subsequent years:

Production Period	Total Hedged Volumes	Description
2010	19.6 Bcf	NYMEX Swaps
2011	10.7 Bcf	NYMEX Swaps
2012	13.4 Bcf	NYMEX Swaps

As of December 31, 2009, the maximum term over which Energen Resources and Alagasco has hedged exposures to the variability of cash flows is through December 31, 2013 and December 31, 2012, respectively.

The following sets forth derivative assets and liabilities that were measured at fair value on a recurring basis:

	December 31, 2009
(in thousands)	Level 2*	Level 3*	Total
Current assets	$57,235	$62,208	$119,443
Noncurrent assets	(1,600)	9,424	7,824
Current liabilities	(25,518)	(6,584)	(32,102)
Noncurrent liabilities	(59,914)	(531)	(60,445)
Net derivative asset (liability)	$(29,797)	$64,517	$34,720

	December 31, 2008
(in thousands)	Level 2*	Level 3*	Total
Current assets	$91,687	$104,812	$196,499
Noncurrent assets	91,321	49,282	140,603
Current liabilities	(27,653)	-	(27,653)
Noncurrent liabilities	(8,821)	-	(8,821)
Net derivative asset	$146,534	$154,094	$300,628
*

Amounts classified in accordance with accounting guidance which permits offsetting fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

As of December 31, 2009, Alagasco had $25.8 million and $19 million of derivative instruments which are classified as Level 2 fair values and are included in the above table as current and noncurrent liabilities, respectively. As of December 31, 2008, Alagasco had $27.7 million and $8.8 million of derivative instruments which are classified as Level 2 fair values and are included in the above table as current and noncurrent liabilities, respectively. Alagasco had no derivative instruments classified as Level 3 fair values as of December 31, 2009 and 2008.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 derivative commodity instruments as follows:

(in thousands)	Year ended December 31, 2009	Year ended December 31, 2008
Balance at beginning of period	$ 154,094	$ (9,998)
Realized (gains) losses	(13)	5,921
Unrealized gains relating to instruments held at the reporting date	65,041	165,637
Purchases and settlements during period	(154,605)	(7,466)
Balance at end of period	$64,517	$ 154,094

Concentration of Credit Risk: Revenues and related accounts receivable from oil and gas operations primarily are generated from the sale of produced natural gas and oil to natural gas and oil marketing companies. Such sales are typically made on an unsecured credit basis with payment due the month following delivery. This concentration of sales to the energy marketing industry has the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that the Company’s oil and gas purchasers may be affected similarly by changes in economic, industry or other conditions. Energen Resources considers the credit quality for its customers and, in certain instances, may require credit assurances such as a deposit, letter of credit or parent guarantee. The four largest oil and gas purchasers accounted for approximately 17 percent, 13 percent, 12 percent and 11 percent of Energen Resources’ accounts receivable for commodity sales as of December 31, 2009. Energen Resources’ other purchasers each accounted for less than 9 percent of this accounts receivable as of December 31, 2009. During the year ended December 31, 2009, there were no purchasers that accounted for more than 10 percent of the Company’s total operating revenues.

Natural gas distribution operating revenues and related accounts receivable are generated from state-regulated utility natural gas sales and transportation to approximately 442,000 residential, commercial and industrial customers located in central and north Alabama. A change in economic conditions may affect the ability of customers to meet their obligations; however, the Company believes that its provision for possible losses on uncollectible accounts receivable is adequate for its credit loss exposure.

9. RECONCILIATION OF EARNINGS PER SHARE

Years ended December 31,
(in thousands, except per share amounts)		2009		2008			2007
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$256,325	71,667	$3.58	$321,915	71,601	$4.50	$309,233	71,592	$4.32
Effect of dilutive securities
Performance share awards		108			106			351
Stock options		78			225			158
Non-vested restricted stock		32			98			80
Diluted EPS	$256,325	71,885	$3.57	$321,915	72,030	$4.47	$309,233	72,181	$4.28

For the year ended December 31, 2009, the Company had 969,487 options and 6,150 shares of non-vested restricted stock that were excluded from the computation of diluted EPS, as their effect was non-dilutive. The Company had no options or shares of non-vested restricted stock that were excluded from the computation of diluted EPS for the year ended December 31, 2008. For the year ended December 31, 2007, the Company had 239,545 options and no shares of non-vested restricted stock that were excluded from the computation of diluted EPS.

10. ASSET RETIREMENT OBLIGATIONS

The Company recognizes a liability for the fair value of asset retirement obligations (ARO) in the period incurred. Subsequent to initial measurement, liabilities are accreted to their present value and capitalized costs are depreciated over the estimated useful life of the related assets. Upon settlement of the liability, the Company may recognize a gain or loss for differences between estimated and actual settlement costs. The ARO fair value liability is recognized on a discounted basis incorporating an estimate of performance risk specific to the Company. Revisions in estimates to the ARO result from revisions to the estimated timing or amount of the underlying cash flows.

In 2009, 2008 and 2007, Energen Resources recognized amounts representing expected future costs associated with site reclamation, facilities dismantlement, and plug and abandonment of wells as follows:

(in thousands)
Balance of ARO as of December 31, 2006	$53,980
Liabilities incurred	3,505
Liabilities settled	(862)
Accretion expense	3,948
Balance of ARO as of December 31, 2007	60,571
Liabilities incurred	3,736
Liabilities settled	(2,446)
Accretion expense	4,290
Balance of ARO as of December 31, 2008	66,151
Liabilities incurred	8,226
Liabilities settled	(672)
Revision in estimated cash flows	9,658
Accretion expense	4,935
Balance of ARO as of December 31, 2009	$88,298

The Company recognizes conditional obligations if such obligations can be reasonably estimated and a legal requirement to perform an asset retirement activity exist. Included in the liabilities incurred for the year ended December 31, 2009, is $6,590,000 related to the acquisition of certain oil properties in the Permian Basin from Range Resources Corporation (Range Resources). Alagasco recorded a conditional asset retirement obligation on a discounted basis of $17.4 million and $17 million to purge and cap its gas pipelines upon abandonment as a regulatory liability as of December 31, 2009 and 2008, respectively. The costs associated with asset retirement obligations are currently either being recovered in rates or are probable of recovery in future rates.

Alagasco accrues removal costs on certain gas distribution assets over the useful lives of its property, plant and equipment through depreciation expense in accordance with rates approved by the APSC. The accumulated asset removal costs of $136.8 million and $129.6 million for December 31, 2009 and 2008, respectively, are included as regulatory liabilities in deferred credits and other liabilities on the consolidated balance sheets.

11. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information concerning Energen’s cash flow activities was as follows:

Years ended December 31, (in thousands)	2009	2008	2007
Interest paid, net of amount capitalized	$37,032	$39,814	$44,368
Income taxes paid	$48,061	$38,235	$154,187
Noncash investing activities:
Accrued development and exploration costs	$46,107	$70,319	$44,196
Capitalized depreciation	$94	$98	$97
Capitalized asset retirement obligations costs	$18,279	$6,392	$5,040
Allowance for funds used during construction	$1,106	$700	$611
Noncash financing activities:
Issuance of common stock for employee benefit plans	$641	$8,275	$7,940
Treasury stock acquired in connection with tax withholdings	$778	$27,345	$6,760

The Company recorded a non-cash adjustment for accretion expense of $4.9 million, $4.3 million and $3.9 million during 2009, 2008 and 2007, respectively. In 2009, the Company issued treasury shares for $0.3 million.

Supplemental information concerning Alagasco’s cash flow activities was as follows:

Years ended December 31, (in thousands)	2009	2008	2007
Interest paid, net of amount capitalized	$11,731	$12,611	$12,848
Income taxes paid	$7,908	$3,012	$24,579
Interest on affiliated company debt, net	$274	$179	$719
Noncash investing activities:
Accrued property, plant and equipment costs	$2,049	$2,510	$2,625
Capitalized depreciation	$94	$98	$97
Capitalized asset retirement obligations costs, net	$395	$2,656	$1,535
Allowance for funds used during construction	$1,106	$700	$611

12. ACQUISITION AND DISPOSITIONS OF OIL AND GAS PROPERTIES

In September 2009, Energen Resources recorded a $4.9 million pre-tax gain in other operating revenues from the sale of certain oil properties in the Permian Basin. The Company received approximately $6.5 million pre-tax in cash from the sale of this property.

On June 30, 2009, Energen completed the purchase of certain oil properties in the Permian Basin from Range Resources for a cash price of $182 million. This purchase had an effective date of May 1, 2009. Energen acquired proved reserves of approximately 15.2 million barrels of oil equivalents. Of the proved reserves acquired, an estimated 24 percent are undeveloped. Approximately 76 percent of the proved reserves are oil, 16 percent are natural gas liquids and natural gas comprises the remaining 8 percent. Energen Resources used its short-term credit facilities and internally generated cash flows to finance the acquisition.

The acquisition qualifies as a business combination, and as such, the Company estimated the fair value of the assets acquired and liabilities assumed as of the June 30, 2009 acquisition date, the date on which the Company obtained control of the properties. The fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Fair value measurements also utilize assumptions of market participants. The Company used a discounted cash flow model and made market assumptions as to future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates. These assumptions represent Level 3 inputs.

The Company estimates the fair value of these properties to be approximately $186.5 million, which the Company concludes approximates the fair value that would be paid by a typical market participant. This measurement resulted in no goodwill being recognized. The acquisition related costs have been expensed as incurred in operations and maintenance expense on the consolidated income statement.

The following table summarizes the consideration paid to Range Resources and the amounts of the assets acquired and liabilities assumed recognized as of June 30, 2009 (including the effects of closing adjustments).

(in thousands)
Consideration given to Range Resources
Cash (net)	$181,249
Recognized amounts of identifiable assets acquired and liabilities assumed
Proved properties	$182,668
Unproved leasehold properties	3,800
Accounts receivable	4,987
Inventory and other	455
Asset retirement obligation	(6,590)
Environmental liabilities	(3,124)
Accounts payable	(947)
Total identifiable net assets	$181,249

Included in the Company’s consolidated results of operations for the year ended December 31, 2009, is $22.3 million of operating revenues and $8.9 million in operating income resulting from operation of the properties acquired from Range Resources.

Summarized below are the consolidated results of operations for the years ended December 30, 2009, 2008 and 2007, on an unaudited pro forma basis as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the Company’s consolidated results of operations for the years ended December 31, 2009, 2008 and 2007, and on the data provided by the seller. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor are they indicative of results of the future operations of the combined enterprises.

Years ended December 31, (in thousands)	2009	2008	2007
Operating revenues	$1,458,995	$1,659,814	$1,503,506
Operating income	$439,624	$617,293	$554,600

During the year ended December 31, 2009, Energen Resources capitalized approximately $6.1 million of unproved leasehold costs, approximately $0.2 million of which was related to the Company’s acreage position in Alabama shales. Energen used its available cash and existing lines of credit to finance these unproved leasehold costs. During 2009 Energen Resources was unsuccessful in the completion of Chattanooga shale well. The costs related to this well of approximately $5.6 million pretax were expensed during the fourth quarter of 2009. Also expensed during the fourth quarter, was approximately $1.2 million pretax of costs associated with a well originally drilled by Chesapeake in an area of the Chattanooga shale which the Company no longer intends to pursue. In addition, the Company recognized unproved leasehold impairments of approximately $2.1 million during 2009 related to the Alabama shales.

Energen Resources recorded a $10.3 million pre-tax gain in other operating revenues from the March 2008 property sale of certain Permian Basin oil properties. The Company received approximately $15.5 million pre-tax in cash from the sale of this property.

13. REGULATORY ASSETS AND LIABILITIES

The following table details regulatory assets and liabilities on the consolidated balance sheets:

(in thousands)	December 31, 2009		December 31, 2008
	Current	Noncurrent	Current	Noncurrent
Regulatory assets:
Pension and postretirement assets	$132	$66,552	$132	$72,560
Accretion and depreciation for asset retirement obligation	-	13,566	-	13,145
Gas supply adjustment	7,059	-	11,173	-
Risk management activities	25,750	18,965	27,653	8,821
RSE adjustment	25	-	2,688	-
Enhanced stability reserve	-	2,706	-	2,917
Other	230	344	68	68
Total regulatory assets	$33,196	$102,133	$41,714	$97,511
Regulatory liabilities:
RSE adjustment	$1,508	$-	$137	$-
Unbilled service margin	28,178	-	25,192	-
Asset removal costs, net	-	136,799	-	129,579
Asset retirement obligation	-	17,419	-	17,024
Other	33	870	34	911
Total regulatory liabilities	$29,719	$155,088	$25,363	$147,514

As described in Note 2, Regulatory Matters, Alagasco’s rates are established under the RSE rate-setting process and are based on average equity for the period. Alagasco’s rates are not adjusted to exclude a return on its investment in regulatory assets during the recovery period.

14. TRANSACTIONS WITH RELATED PARTIES

The Company allocates certain corporate costs to Energen Resources and Alagasco based on the nature of the expense to be allocated using various factors including, but not limited to, total assets, earnings, or number of employees. The Company’s cash management program seeks to minimize borrowing from outside sources through inter-company lending. Under this program, Alagasco may borrow from but does not lend to affiliates. Alagasco had net payables to affiliates of $24,962,000 and $21,582,000 at December 31, 2009 and 2008, respectively. Interest income and expense between affiliates is calculated monthly based on the market weighted average interest rate. Alagasco had $0.3 million, $0.2 million and $0.7 million in affiliated company interest expense during the years ended December 31, 2009, 2008 and 2007. The weighted average interest rate during 2009 and 2008 was 1.02 percent and 2.82 percent, respectively.

15. RECENTLY ISSUED ACCOUNTING STANDARDS

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

On January 1, 2009, the Company adopted revised accounting guidance for business combinations, which was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. Under this guidance, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and any contingent consideration measured at their fair value at the acquisition date. This guidance has been applied to an acquisition made during the second quarter of 2009 (see Note 12, Acquisition and Dispositions of Oil and Gas Properties).

On January 1, 2009, the Company adopted new accounting guidance expanding disclosure requirements about an entity’s derivative instruments and hedging activities. The additional disclosures for derivative instruments are included in Note 8, Financial Instruments and Risk Management.

On January 1, 2009, the Company adopted a newly issued accounting standard which addresses whether instruments granted in share-based payment transactions are participating securities. This accounting standard requires the Company to include all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding in basic and diluted EPS calculations. This standard did not have a material impact on the consolidated financial statements or the results of operations of the Company.

In 2009, the Company adopted a new accounting standard which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance did not have an effect on the consolidated financial statements or the results of operations of the Company.

In 2009, the Company adopted an accounting standard which establishes principles and requirements for subsequent events. The additional disclosure for subsequent events is included in Note 1, Summary of Significant Accounting Policies.

On December 31 2009, the Company adopted new accounting guidance for an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance requires additional disclosures to aid in the understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (2) the major categories of plan assets, (3) the inputs and valuation techniques used to measure the fair value of plan assets, (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and (5) significant concentrations of risk within plan assets. The additional disclosures for defined benefit pension and postretirement plans are included in Note 5, Employee Benefit Plans.

On December 31, 2008, the Securities and Exchange Commission (SEC) issued its final rule Modernization of Oil and Gas Reporting (Final Rule), which revises the disclosures required by oil and gas companies. In addition to changing the definition and disclosure requirements for oil and gas reserves, the Final Rule changes the requirements for determining quantities of oil and gas reserves. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves, with a view to helping investors evaluate their investments in oil and gas companies. The amendments are designed to modernize the requirements for the determination of oil and gas reserves, aligning them with current practices and updating them for changes in technology. The Final Rule applies to annual reports on Forms 10-K for fiscal years ending on or after December 31, 2009. The revised disclosures required by the Final Rule are included in Note 17, Oil and Gas Operations.

In June 2009, the Financial Accounting Standards Board (FASB) issued an accounting standard update to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact of the standard.

In January 2010, the FASB issued Accounting Standard Update (ASU) No. 2010-03, Extractive Activities-Oil and Gas (Topic 932). ASU No. 2010-03 aligns the oil and gas reserve estimation and disclosure requirements of Extractive Activities-Oil and Gas with the requirements in the Final Rule. The amendments to Topic 932 are effective for annual reporting periods ending on or after December 31, 2009. The revised disclosures required by ASU No. 2010-03 are included in Note 17, Oil and Gas Operations. The impact of the adoption of ASU No. 2010-02 resulted in the use of the twelve-month average prices in the valuation of reserves versus the use of year-end prices. The Company determined that it was not practical to quantify the impact of the adoption of ASU 2010-03, due to the operational and technical challenges of preparing reserve information under multiple pricing scenarios.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements. These disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The effect of this standard is currently being evaluated.

16. SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)

The Company’s business is seasonal in character. The following data summarizes quarterly operating results.

	Year ended December 31, 2009
(in thousands, except per share amounts)	First	Second	Third	Fourth
Operating revenues	$484,106	$306,220	$287,289	$362,805
Operating income	$161,476	$94,145	$81,849	$97,923
Net income	$95,582	$55,001	$47,121	$58,621
Diluted earnings per average common share	$1.33	$0.76	$0.65	$0.81
Basic earnings per average common share	$1.33	$0.77	$0.66	$0.82

	Year ended December 31, 2008
(in thousands, except per share amounts)	First	Second	Third	Fourth
Operating revenues	$521,646	$341,266	$330,205	$375,793
Operating income	$195,339	$116,933	$130,678	$119,118
Net income	$116,688	$66,878	$73,064	$65,285
Diluted earnings per average common share	$1.62	$0.93	$1.01	$0.91
Basic earnings per average common share	$1.63	$0.93	$1.02	$0.91

Alagasco’s business is seasonal in character and influenced by weather conditions. The following data summarizes Alagasco’s quarterly operating results.

	Year ended December 31, 2009
(in thousands)	First	Second	Third	Fourth
Operating revenues	$294,986	$107,683	$68,788	$146,417
Operating income (loss)	$80,839	$3,242	$(15,237)	$15,140
Net income (loss)	$47,476	$902	$(10,746)	$7,783

	Year ended December 31, 2008
(in thousands)	First	Second	Third	Fourth
Operating revenues	$296,751	$109,486	$82,452	$166,089
Operating income (loss)	$74,488	$(1,472)	$(5,891)	$14,831
Net income (loss)	$43,674	$(3,093)	$(5,804)	$5,384

17. OIL AND GAS OPERATIONS (Unaudited)

The following schedules detail historical financial data of the Company’s oil and gas operations.

Capitalized Costs

(in thousands)	December 31, 2009	December 31, 2008
Proved	$ 3,316,939	$ 2,899,322
Unproved	62,189	60,343
Total capitalized costs	3,379,128	2,959,665
Accumulated depreciation, depletion, and amortization	972,676	793,465
Capitalized costs, net	$2,406,452	$2,166,200

Costs Incurred: The following table sets forth costs incurred in property acquisition, exploration and development activities and includes both capitalized costs and costs charged to expense during the year:

Years ended December31, (in thousands)	2009	2008	2007
Property acquisition:
Proved	$186,263	$864	$22,439
Unproved	5,100	18,132	32,187
Exploration	16,590	21,180	8,860
Development	226,841	415,682	315,852
Total costs incurred	$434,794	$455,858	$379,338

Results of Continuing Operations From Producing Activities: The following table sets forth results of the Company’s oil and gas continuing operations from producing activities:

Years ended December 31, (in thousands)	2009	2008	2007
Gross revenues	$815,465	$906,006	$825,645
Production (lifting costs)	217,429	236,679	202,078
Exploration expense	10,234	9,296	2,894
Depreciation, depletion and amortization	180,752	136,404	111,567
Accretion expense	4,935	4,290	3,948
Income tax expense	143,691	194,953	177,083
Results of continuing operation from producing activities	$258,424	$324,384	$328,075

Oil and Gas Operations: The calculation of proved reserves is made pursuant to rules prescribed by the SEC. Such rules, in part, require that proved categories of reserves be disclosed. Reserves and associated values were calculated using twelve-month average prices and current costs for the year ended December 31, 2009 and year-end prices and current costs for the years ended December 31, 2008 and 2007. Changes to prices and costs could have a significant effect on the disclosed amount of reserves and their associated values. In addition, the estimation of reserves inherently requires the use of geologic and engineering estimates which are subject to revision as reservoirs are produced and developed and as additional information is available. Accordingly, the amount of actual future production may vary significantly from the amount of reserves disclosed. The proved reserves are located onshore in the United States of America.

Estimates of physical quantities of oil and gas proved reserves were determined by Company engineers. Ryder Scott Company, L.P. (Ryder Scott) and T. Scott Hickman and Associates, Inc. (T. Scott Hickman), independent oil and gas reservoir engineers, have audited the estimates of proved reserves of natural gas, oil and natural gas liquids that the Company has attributed to its net interests in oil and gas properties as of December 31, 2009. Ryder Scott audited the reserve estimates for coalbed methane in the Black Warrior and San Juan basins and substantially all of the Permian Basin reserves. T. Scott Hickman audited the reserves for the North Louisiana and East Texas regions and the conventional reserves in the San Juan Basin. The independent reservoir engineers have issued reports covering approximately 99 percent of the Company’s ending proved reserves indicating that in their judgment the estimates are reasonable in the aggregate.

Year ended December 31, 2009	Gas MMcf	Oil MBbl	NGL MBbl	Total Bcfe
Proved reserves at beginning of period	1,038,453	62,034	28,953	1,584.4
Revisions of previous estimates	(122,862)	1,175	(1,411)	(124.3)
Purchases	9,646	12,064	2,537	97.2
Extensions and discoveries	45,791	8,144	1,969	106.5
Production	(72,337)	(4,690)	(1,791)	(111.2)
Sales	(1,145)	(764)	-	(5.7)
Proved reserves at end of period	897,546	77,963	30,257	1,546.9
Proved developed reserves at end of period	743,859	66,078	24,985	1,290.2
Proved undeveloped reserves at end of period	153,687	11,885	5,272	256.6

Year ended December 31, 2008	Gas MMcf	Oil MBbl	NGL MBbl	Total Bcfe
Proved reserves at beginning of period	1,115,918	74,625	31,664	1,753.7
Revisions of previous estimates	(73,105)	(15,813)	(3,359)	(188.1)
Purchases	1,211	6	-	1.2
Extensions and discoveries	62,232	7,937	2,407	124.3
Production	(67,573)	(4,114)	(1,683)	(102.4)
Sales	(230)	(607)	(76)	(4.3)
Proved reserves at end of period	1,038,453	62,034	28,953	1,584.4
Proved developed reserves at end of period	868,873	51,929	24,869	1,329.7
Proved undeveloped reserves at end of period	169,580	10,105	4,084	254.7

Year ended December 31, 2007	Gas MMcf	Oil MBbl	NGL MBbl	Total Bcfe
Proved reserves at beginning of period	1,096,429	74,893	29,504	1,722.8
Revisions of previous estimates	2,977	(4,573)	1,999	(12.5)
Purchases	483	2,202	145	14.6
Extensions and discoveries	80,328	5,982	1,855	127.4
Production	(64,299)	(3,879)	(1,839)	(98.6)
Proved reserves at end of period	1,115,918	74,625	31,664	1,753.7
Proved developed reserves at end of period	903,510	61,209	28,348	1,440.9
Proved undeveloped reserves at end of period	212,408	13,416	3,316	312.8

Energen Resources had downward reserve revisions during 2009 which totaled 124.3 Bcfe. The Black Warrior Basin had downward reserve revisions totaling 45.6 Bcfe of which approximately 20.5 Bcfe related to changes in year-end pricing and approximately 12.9 Bcfe was caused by accelerated coal mining plans. In the San Juan Basin, downward reserve revisions of 73.9 Bcfe were largely due to 70.5 Bcfe of estimated price revisions and higher fuel usage. Upward reserve revisions of 6.4 Bcfe in the Permian Basin were due to 25.2 Bcfe of estimated positive price related revisions partially offset by lower than anticipated injection response in certain waterflood units.

Energen Resources purchased 97.2 Bcfe of reserves during 2009 primarily related to the acquisition of oil properties in the Permian Basin.

During 2009, Energen Resources had extensions and discoveries of 106.5 Bcfe of which 81 percent were proved undeveloped reserves and 19 percent were proved developed reserves. Extension drilling resulted in 105.9 Bcfe of discoveries with exploratory drilling providing 0.6 Bcfe of discoveries. The San Juan Basin added 38.2 Bcfe of reserves through the drilling or identification of 46 well locations; additionally, 10 sidetrack wells added 6.5 Bcfe of reserves. The Permian Basin added 56.8 Bcfe of reserves primarily through the drilling or identification of 130 well locations.

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves: The standardized measure of discounted future net cash flows is not intended, nor should it be interpreted, to present the fair market value of the Company’s crude oil and natural gas reserves. An estimate of fair market value would take into consideration factors such as, but not limited to, the recovery of reserves not presently classified as proved reserves, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates. At December 31, 2009, 2008 and 2007, the Company had a deferred hedging gain of $79.7 million, a deferred hedging gain of $324 million, and a deferred hedging loss of $104.9 million, respectively, all of which are excluded from the calculation of standardized measure of future net cash flows.

Years ended December 31, (in thousands)	2009	2008	2007
Future gross revenues	$8,208,613	$8,212,212	$15,789,245
Future production costs	3,915,736	3,692,060	4,682,021
Future development costs	533,674	485,806	471,655
Future income tax expense	944,875	1,070,005	3,501,519
Future net cash flows	2,814,328	2,964,341	7,134,050
Discount at 10% per annum	1,251,138	1,337,724	3,869,337
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$1,563,190	$1,626,617	$3,264,713
Discounted future net cash flows before income taxes	$1,765,632	$1,902,594	$4,470,808

The following are the principal sources of changes in the standardized measure of discounted future net cash flows:

Years ended December 31, (in thousands)	2009	2008	2007
Balance at beginning of year	$1,626,617	$3,264,713	$2,146,101
Revisions to reserves proved in prior years:
Net changes in prices, production costs and future development costs	(248,236)	(2,571,311)	1,556,198
Net changes due to revisions in quantity estimates	(117,990)	(250,491)	(32,074)
Development costs incurred, previously estimated	140,169	177,343	215,155
Accretion of discount	162,662	326,471	214,610
Changes in timing and other	97,142	461,876	(135,935)
Total revisions	33,747	(1,856,112)	1,817,954
New field discoveries and extensions, net of future production and development costs	81,954	36,266	327,564
Sales of oil and gas produced, net of production costs	(389,125)	(843,202)	(598,720)
Purchases	116,435	1,085	28,468
Sales	(7,571)	(26,861)	-
Net change in income taxes	101,133	1,050,728	(456,654)
Net change in standardized measure of discounted future net cash flows	(63,427)	(1,638,096)	1,118,612
Balance at end of year	$1,563,190	$1,626,617	$3,264,713

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

Years ended December 31,(in thousands)	2009	2008	2007
Operating revenues from continuing operations
Oil and gas operations	$822,546	$914,132	$825,592
Natural gas distribution	617,874	654,778	609,468
Total	$1,440,420	$1,568,910	$1,435,060
Operating income (loss) from continuing operations
Oil and gas operations	$353,645	$482,588	$451,567
Natural gas distribution	83,984	81,956	72,742
Subtotal	437,629	564,544	524,309
Eliminations and corporate expenses	(2,236)	(2,476)	(2,277)
Total	$435,393	$562,068	$522,032
Depreciation, depletion and amortization expense from continuing operations
Oil and gas operations	$184,089	$139,539	$114,241
Natural gas distribution	50,995	48,874	47,136
Total	$235,084	$188,413	$161,377
Interest expense
Oil and gas operations	$25,775	$27,587	$32,673
Natural gas distribution	13,714	14,807	15,696
Subtotal	39,489	42,394	48,369
Eliminations and other	(110)	(413)	(1,269)
Total	$39,379	$41,981	$47,100
Income tax expense (benefit) from continuing operations
Oil and gas operations	$117,969	$169,862	$147,418
Natural gas distribution	27,353	24,829	21,636
Subtotal	145,322	194,691	169,054
Other	(1,351)	(1,648)	(1,625)
Total	$143,971	$193,043	$167,429
Capital expenditures
Oil and gas operations	$427,399	$449,571	$379,479
Natural gas distribution	77,809	63,320	58,862
Total	$505,208	$512,891	$438,341
Identifiable assets
Oil and gas operations	$2,654,068	$2,650,136	$2,065,229
Natural gas distribution	1,084,666	1,126,587	983,258
Subtotal	3,738,734	3,776,723	3,048,487
Eliminations and other	64,384	(1,319)	31,166
Total	$3,803,118	$3,775,404	$3,079,653
Property, plant and equipment, net
Oil and gas operations	$2,422,623	$2,181,131	$1,877,747
Natural gas distribution	721,846	686,517	660,496
Total	$3,144,469	$2,867,648	$2,538,243

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Energen Corporation

Years ended December 31, (in thousands)	2009	2008	2007

ALLOWANCE FOR DOUBTFUL ACCOUNTS
Balance at beginning of year	$12,868	$12,244	$13,961

Additions:
Charged to income	11,200	6,716	5,610
Recoveries and adjustments	(512)	(245)	(202)

Net additions	10,688	6,471	5,408

Less uncollectible accounts written off	(6,305)	(5,847)	(7,125)

Balance at end of year	$17,251	$12,868	$12,244

Alabama Gas Corporation
Years ended December 31, (in thousands)	2009	2008	2007

ALLOWANCE FOR DOUBTFUL ACCOUNTS
Balance at beginning of year	$12,100	$11,500	$13,200

Additions:
Charged to income	11,122	6,590	5,610
Recoveries and adjustments	(517)	(199)	(197)

Net additions	10,605	6,391	5,413

Less uncollectible accounts written off	(6,305)	(5,791)	(7,113)

Balance at end of year	$16,400	$12,100	$11,500

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of Energen Corporation’s internal control over financial reporting as of December 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Energen Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2009, Energen Corporation maintained effective internal control over financial reporting. The effectiveness of Energen Corporation’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 25, 2010

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

Management assessed the effectiveness of Alabama Gas Corporation’s internal control over financial reporting as of December 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Alabama Gas Corporation’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of December 31, 2009, Alabama Gas Corporation maintained effective internal control over financial reporting. The effectiveness of Alabama Gas Corporation’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 25, 2010

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

Information regarding the executive officers of Energen is included in Part I. The other information required by Item 10 is incorporated herein by reference from Energen’s definitive proxy statement for the Annual Meeting of Shareholders to be held April 28, 2010. The definitive proxy statement will be filed on or about March 24, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding executive compensation is incorporated herein by reference from Energen’s definitive proxy statement for the Annual Meeting of Shareholders to be held April 28, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

a. Security Ownership of Certain Beneficial Owners

The information regarding the security ownership of the beneficial owners of more than five percent of Energen’s common stock is incorporated herein by reference from Energen’s definitive proxy statement for the Annual Meeting of Shareholders to be held April 28, 2010.

b. Security Ownership of Management

The information regarding the security ownership of management is incorporated herein by reference from Energen’s definitive proxy statement for the Annual Meeting of Shareholders to be held April 28, 2010.

c. Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding securities authorized for issuance under equity compensation plans is included in Part 2 under Item 4.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and related transactions, and director independence is incorporated herein by reference from Energen’s definitive proxy statement for the Annual Meeting of Shareholders to be held April 28, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding Principal Accountant Fees and Services is incorporated herein by reference from Energen’s definitive proxy statement for the Annual Meeting of Shareholders to be held April 28, 2010.

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

*3(a)

Restated Certificate of Incorporation of Energen Corporation (composite, as amended April 29, 2005) which was filed as Exhibit 3(a) to Energen’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005

*3(b)

Articles of Amendment to Restated Certificate of Incorporation of Energen, designating Series 1998 Junior Participating Preferred Stock (July 27, 1998) which was filed as Exhibit 4(b) to Energen’s Post Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333- 00395)

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

10(c)(i)	Amended Exhibits A and B, effective June 1, 2009, to Firm Transportation Service Agreement (No. FSNG1) between Southern Natural Gas Company and Alabama Gas Corporation

10(c)(ii)	Amended Exhibits A and B, effective September 1, 2010, to Firm Transportation Service Agreement (No. FSNG1) between Southern Natural Gas Company and Alabama Gas Corporation

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

*10(f)	Occluded Gas Lease, dated January 1, 1986 and First through Seventh Amendments, which was filed as Exhibit 10(f) to Energen’s Annual Report on Form 10-K for the year ended December 31, 2005

*10(f)(i)	Eighth Amendment to Occluded Gas Lease, dated January 1, 2009, while was filed as Exhibit 10(f)(i) to Energen’s Annual Report on Form 10-k for the year ended December 31, 2008

*10(g)

Form of Executive Retirement Supplement Agreement between Energen Corporation and it’s executive officers (as revised October 2000) which was filed as Exhibit 10(c) to Energen’s Annual Report on Form 10-K for the year ended September 30, 2000

10(h)	Form of Severance Compensation Agreement between Energen Corporation and its executive officers

10(i)	Energen Corporation 1997 Stock Incentive Plan (as amended effective January 1, 2010)

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

*10(m)	Energen Corporation 1997 Deferred Compensation Plan (amended and restated effective January 1, 2008)

*10(n)	Energen Corporation 1992 Directors Stock Plan (as amended December 12, 2007)

*10(o)	Energen Corporation Annual Incentive Compensation Plan, as amended effective October 25, 2006 which was filed as Exhibit 99.1 to Energen’s Current Report on Form 8-K, filed October 30, 2006

21	Subsidiaries of Energen Corporation and Alabama Gas Corporation

23(a)	Consent of Registered Public Accounting Firm (PricewaterhouseCoopers LLP)

23(b)	Consent of Independent Oil and Gas Reservoir Engineers (Ryder Scott Company, L.P.)

23(c)	Consent of Independent Oil and Gas Reservoir Engineers (T. Scott Hickman and Associates, Inc.)

24	Power of Attorney

31(a)	Energen Corporation Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d- 14(a)

31(b)	Energen Corporation Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

31(c)	Alabama Gas Corporation Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d- 14(a)

31(d)	Alabama Gas Corporation Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d- 14(a)

32(a)	Energen Corporation Certification pursuant to 18 U.S.C. Section 1350

32(b)	Alabama Gas Corporation Certification pursuant to 18 U.S.C. Section 1350

99(a)	Reserve Audit – Ryder Scott & Company, L.P.

99(b)	Reserve Audit – T. Scott Hickman and Associates, Inc.

101

The following financial statements from Energen Corporation’s Annual Report on Form 10-K for the year ended

December 31, 2009, formatted in XBRL; (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Shareholders Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to Unaudited Financial Statements, tagged as blocks of text.

*Incorporated by reference

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

ENERGEN CORPORATION

(Registrant)

ALABAMA GAS CORPORATION

(Registrant)

February 25, 2010	By	/s/ J.T. McManus, II
J.T. McManus, II
Chairman, Chief Executive Officer and President of Energen Corporation; Chairman and Chief Executive Officer of Alabama Gas Corporation

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrants and in the capacities and on the dates indicated:

February 25, 2010	By /s/ J.T. McManus, II
J.T. McManus, II
Chairman, Chief Executive Officer and President of Energen Corporation; Chairman and Chief Executive Officer of Alabama Gas Corporation

February 25, 2010	By /s/ Charles W. Porter, Jr.
Charles W. Porter, Jr.
Vice President, Chief Financial Officer and
Treasurer of Energen Corporation and Alabama Gas Corporation

February 25, 2010	By /s/ Russell E. Lynch, Jr.
Russell E. Lynch, Jr.
Vice President and Controller of Energen
Corporation

February 25, 2010	By /s/ William D. Marshall
William D. Marshall
Vice President and Controller of Alabama Gas
Corporation

February 25, 2010	*
Julian W. Banton
Director

February 25, 2010	*
Kenneth W. Dewey
Director

February 25, 2010	*
James S. M. French
Director

February 25, 2010	*
Judy M. Merritt
Director

February 25, 2010	*
Wm. Michael Warren, Jr.
Director

February 25, 2010	*
David W. Wilson
Director

*By /s/ Charles W. Porter, Jr.
Charles W. Porter, Jr.,
Attorney-in-Fact