Form 10-Q
period 2010-09-30
ALABAMA GAS CORP; ENERGEN CORP
filed 2010-11-04
CIK 3146, 277595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number	Registrant	State of Incorporation	IRS Employer Identification Number
1-7810	Energen Corporation	Alabama	63-0757759
2-38960	Alabama Gas Corporation	Alabama	63-0022000

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

Energen Corporation - Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Alabama Gas Corporation - Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Energen Corporation	YES ☐	NO ☒
Alabama Gas Corporation	YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of November 1, 2010.

Energen Corporation	$0.01 par value	71,888,083 shares
Alabama Gas Corporation	$0.01 par value	1,972,052 shares

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

ENERGEN CORPORATION

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009

Operating Revenues
Oil and gas operations	$234,111	$218,501	$706,311	$606,158
Natural gas distribution	61,693	68,788	498,132	471,457
Total operating revenues	295,804	287,289	1,204,443	1,077,615

Operating Expenses
Cost of gas	22,560	29,377	262,950	232,283
Operations and maintenance	127,934	97,963	329,581	274,850
Depreciation, depletion and amortization	60,814	61,323	185,025	172,308
Taxes, other than income taxes	15,615	15,471	64,508	57,099
Accretion expense	1,561	1,306	4,568	3,605
Total operating expenses	228,484	205,440	846,632	740,145

Operating Income	67,320	81,849	357,811	337,470

Other Income (Expense)
Interest expense	(9,591)	(10,017)	(29,395)	(29,586)
Other income	2,222	2,536	2,555	4,058
Other expense	(61)	(229)	(541)	(589)
Total other expense	(7,430)	(7,710)	(27,381)	(26,117)

Income Before Income Taxes	59,890	74,139	330,430	311,353
Income tax expense	21,586	27,018	119,873	113,649

Net Income	$38,304	$47,121	$210,557	$197,704

Diluted Earnings Per Average Common Share	$0.53	$0.65	$2.92	$2.75
Basic Earnings Per Average Common Share	$0.53	$0.66	$2.93	$2.76
Dividends Per Common Share	$0.13	$0.125	$0.39	$0.375
Diluted Average Common Shares Outstanding	72,070	71,996	72,061	71,878
Basic Average Common Shares Outstanding	71,854	71,651	71,838	71,641

The accompanying notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

ENERGEN CORPORATION

(Unaudited)

(in thousands)	September 30, 2010	December 31, 2009

ASSETS
Current Assets
Cash and cash equivalents	$14,114	$75,844
Short-term investments	74,982	-
Accounts receivable, net of allowance for doubtful accounts of $18,145 at September 30, 2010, and $17,251 at December 31, 2009	225,996	327,163
Inventories
Storage gas inventory	47,705	42,475
Materials and supplies	20,945	17,440
Liquified natural gas in storage	3,172	3,409
Regulatory asset	42,858	33,196
Income tax receivable	52,836	4,552
Prepayments and other	11,724	11,527

Total current assets	494,332	515,606

Property, Plant and Equipment
Oil and gas properties, successful efforts method	3,752,820	3,379,128
Less accumulated depreciation, depletion and amortization	1,111,395	972,676
Oil and gas properties, net	2,641,425	2,406,452
Utility plant	1,276,986	1,211,624
Less accumulated depreciation	508,054	489,924
Utility plant, net	768,932	721,700
Other property, net	17,711	16,317

Total property, plant and equipment, net	3,428,068	3,144,469

Other Assets
Regulatory asset	139,406	102,133
Long-term derivative instruments	8,094	7,824
Pension assets	260	-
Deferred charges and other	33,592	33,086

Total other assets	181,352	143,043

TOTAL ASSETS	$4,103,752	$3,803,118

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

ENERGEN CORPORATION

(Unaudited)

(in thousands, except share and per share data)	September 30, 2010	December 31, 2009

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Long-term debt due within one year	$155,000	$150,000
Notes payable to banks	42,000	-
Accounts payable	171,388	164,327
Accrued taxes	65,669	49,884
Customers’ deposits	18,190	20,836
Amounts due customers	16,832	24,106
Accrued wages and benefits	19,642	27,347
Regulatory liability	53,216	29,719
Royalty payable	20,293	19,034
Deferred income taxes	4,889	10,015
Other	29,837	25,493

Total current liabilities	596,956	520,761

Long-term debt	405,230	410,786

Deferred Credits and Other Liabilities
Asset retirement obligation	95,460	88,298
Pension and other postretirement liabilities	52,209	55,899
Regulatory liability	112,270	155,088
Long-term derivative instruments	71,454	60,446
Deferred income taxes	592,063	505,460
Other	11,339	18,137

Total deferred credits and other liabilities	934,795	883,328

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, cumulative $0.01 par value, 5,000,000 shares authorized	-	-
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized, 74,778,976 shares issued at September 30, 2010, and 74,593,431 shares issued at December 31, 2009	748	746
Premium on capital stock	467,674	461,661
Capital surplus	2,802	2,802
Retained earnings	1,809,280	1,626,753
Accumulated other comprehensive income (loss), net of tax
Unrealized gain on hedges, net	47,632	49,405
Pension and postretirement plans	(37,210)	(31,790)
Deferred compensation plan	3,978	3,121
Treasury stock, at cost; 3,051,336 shares at September 30, 2010, and 2,991,373 shares at December 31, 2009	(128,133)	(124,455)
Total shareholders’ equity	2,166,771	1,988,243

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,103,752	$3,803,118

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

ENERGEN CORPORATION

(Unaudited)

Nine months ended September 30, (in thousands)	2010	2009

Operating Activities
Net income	$210,557	$197,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	185,025	172,308
Accretion expense	4,568	3,605
Deferred income taxes	95,005	74,196
Bad debt expense	2,969	6,621
Exploratory expense	53,642	1,102
Change in derivative fair value	278	(913)
Gain on sale of assets	(529)	(5,392)
Other, net	(4,849)	4,334
Net change in:
Accounts receivable	51,577	91,344
Inventories	(8,498)	9,513
Accounts payable	(15,449)	(61,026)
Amounts due customers including gas supply pass-through	22,076	8,072
Income tax receivable	(48,284)	46,822
Pension and other postretirement benefit contributions	(40,988)	(22,776)
Other current assets and liabilities	10,839	6,075

Net cash provided by operating activities	517,939	531,589

Investing Activities
Additions to property, plant and equipment	(309,849)	(266,674)
Acquisitions, net of cash acquired	(208,667)	(185,645)
Proceeds from sale of assets	607	7,426
Purchase of short-term investments	(154,880)	-
Sale of short-term investments	79,938	-
Other, net	(1,395)	(1,450)

Net cash used in investing activities	(594,246)	(446,343)

Financing Activities
Payment of dividends on common stock	(28,030)	(26,575)
Issuance of common stock	594	464
Payment of long-term debt	(707)	(776)
Net change in short-term debt	42,000	(57,000)
Tax benefit on stock compensation	720	317

Net cash (used in) provided by financing activities	14,577	(83,570)

Net change in cash and cash equivalents	(61,730)	1,676
Cash and cash equivalents at beginning of period	75,844	13,177

Cash and Cash Equivalents at End of Period	$14,114	$14,853

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONDENSED STATEMENTS OF INCOME

ALABAMA GAS CORPORATION

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009

Operating Revenues	$61,693	$68,788	$498,132	$471,457

Operating Expenses
Cost of gas	22,560	29,377	262,950	232,283
Operations and maintenance	33,763	35,579	98,667	99,871
Depreciation and amortization	9,451	12,850	34,380	38,119
Income taxes
Current	(18,633)	(12,475)	1,821	8,248
Deferred	14,619	5,835	21,889	14,663
Taxes, other than income taxes	4,934	6,219	32,757	32,340

Total operating expenses	66,694	77,385	452,464	425,524

Operating Income (Loss)	(5,001)	(8,597)	45,668	45,933

Other Income (Expense)
Allowance for funds used during construction	280	370	550	920
Other income	891	1,040	1,184	1,594
Other expense	(37)	(178)	(373)	(521)

Total other income	1,134	1,232	1,361	1,993

Interest Charges
Interest on long-term debt	2,960	2,975	8,892	8,935
Other interest expense	293	406	1,351	1,359

Total interest charges	3,253	3,381	10,243	10,294

Net Income (Loss)	$(7,120)	$(10,746)	$36,786	$37,632

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED BALANCE SHEETS

ALABAMA GAS CORPORATION

(Unaudited)

(in thousands)	September 30, 2010	December 31, 2009

ASSETS
Property, Plant and Equipment
Utility plant	$1,276,986	$1,211,624
Less accumulated depreciation	508,054	489,924

Utility plant, net	768,932	721,700

Other property, net	44	146

Current Assets
Cash and cash equivalents	7,329	9,460
Accounts receivable
Gas	49,885	137,891
Other	10,413	8,617
Affiliated companies	2,796	-
Allowance for doubtful accounts	(17,300)	(16,400)
Inventories
Storage gas inventory	47,705	42,475
Materials and supplies	4,163	4,374
Liquified natural gas in storage	3,172	3,409
Deferred income taxes	24,483	25,896
Income tax receivable	11,459	3,469
Regulatory asset	42,858	33,196
Prepayments and other	5,542	3,303

Total current assets	192,505	255,690

Other Assets
Regulatory asset	139,406	102,133
Pension assets	161	-
Deferred charges and other	4,556	4,997

Total other assets	144,123	107,130

TOTAL ASSETS	$1,105,604	$1,084,666

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED BALANCE SHEETS

ALABAMA GAS CORPORATION

(Unaudited)

(in thousands, except share data)	September 30, 2010	December 31, 2009

LIABILITIES AND CAPITALIZATION
Capitalization
Preferred stock, cumulative $0.01 par value, 120,000 shares authorized	$-	$-
Common shareholder’s equity
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,972,052 shares issued at September 30, 2010 and December 31, 2009	20	20
Premium on capital stock	31,682	31,682
Capital surplus	2,802	2,802
Retained earnings	282,718	283,299

Total common shareholder’s equity	317,222	317,803
Long-term debt	200,815	206,522

Total capitalization	518,037	524,325

Current Liabilities
Long-term debt due within one year	5,000	-
Notes payable to banks	42,000	-
Accounts payable	78,431	78,154
Affiliated companies	-	24,962
Accrued taxes	50,482	35,314
Customers’ deposits	18,190	20,836
Amounts due customers	16,832	24,106
Accrued wages and benefits	8,520	11,472
Regulatory liability	53,216	29,719
Other	11,376	9,830

Total current liabilities	284,047	234,393

Deferred Credits and Other Liabilities
Deferred income taxes	131,998	121,826
Pension and other postretirement liabilities	16,763	19,054
Regulatory liability	112,270	155,088
Long-term derivative instruments	39,405	18,965
Other	3,084	11,015

Total deferred credits and other liabilities	303,520	325,948

Commitments and Contingencies

TOTAL LIABILITIES AND CAPITALIZATION	$1,105,604	$1,084,666

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS

ALABAMA GAS CORPORATION

(Unaudited)

Nine months ended September 30, (in thousands)	2010	2009

Operating Activities
Net income	$36,786	$37,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,380	38,119
Deferred income taxes	21,889	14,663
Bad debt expense	2,979	6,552
Other, net	(16,188)	6,281
Net change in:
Accounts receivable	40,921	67,687
Inventories	(4,782)	15,989
Accounts payable	(16,381)	(52,313)
Amounts due customers including gas supply pass-through	22,076	8,072
Income tax receivable	(7,990)	27,237
Pension and other postretirement benefit contributions	(25,185)	(13,718)
Other current assets and liabilities	8,917	(6,478)

Net cash provided by operating activities	97,422	149,723

Investing Activities
Additions to property, plant and equipment	(74,710)	(55,908)
Other, net	(3,807)	(1,091)

Net cash used in investing activities	(78,517)	(56,999)

Financing Activities
Dividends	(37,367)	(26,890)
Payment of long-term debt	(707)	(776)
Net decreases in advances from affiliates	(24,962)	(9,366)
Net change in short-term debt	42,000	(57,000)

Net cash used in financing activities	(21,036)	(94,032)

Net change in cash and cash equivalents	(2,131)	(1,308)
Cash and cash equivalents at beginning of period	9,460	9,728

Cash and Cash Equivalents at End of Period	$7,329	$8,420

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

2. SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents: All highly liquid financial instruments with an original maturity of three months or less at the time of purchase are considered to be cash or cash equivalents. The Company maintains sweep accounts with financial institutions in which the account balances are invested overnight in repurchase agreements collateralized at 102 percent by United States (U.S.) Government Securities. As of September 30, 2010, Energen had $0.5 million of repurchase agreements included in cash and cash equivalents. The Company has deposits with certain financial institutions which exceed federally insured limits. The Company has reviewed the credit risk associated with these deposits and believes there is minimal risk of a material loss.

Short-Term Investments: All highly liquid financial instruments with maturities greater than three months and less than one year at the date of purchase are considered to be short term investments. As of September 30, 2010, Energen had $75 million of U.S. Treasury bills classified as short term investments which mature on December 9, 2010. Short-term investments are classified as Level 2 fair value.

Utility Plant and Depreciation: On June 28, 2010, the Alabama Public Service Commission (APSC) approved a reduction in depreciation rates, effective June 1, 2010, for Alagasco with the revised prospective composite depreciation rate approximating 3.1 percent. The revised depreciation rates decreased depreciation expense by approximately $3.9 million and $5.3 million for the three months and nine months ended September 30, 2010, respectively. Related to the lower depreciation rates, Alagasco refunded to eligible customers approximately $25.6 million in July, 2010 and will return to eligible customers an additional estimated $115.5 million, which includes approximately $23.1 million between December 1, 2010 and March 31, 2011. The remainder will be refunded to customers on a declining basis through lower tariff rates over an eight year period beginning December 1, 2011. The total amount refundable to customers is subject to adjustments over the entire nine year period for charges made to the Enhanced Stability Reserve (ESR) and other commission-approved charges. On November 1, 2010, the APSC specifically approved adjustments to the total amount refundable to include items originally approved in the APSC’s 1998 order establishing the ESR, environmental response costs and self insurance costs above $1 million per occurrence. The refund in July, 2010 and the remaining amount refundable over the entire nine year period are due to a re-estimation of future removal costs provided for through the prior depreciation rates. The re-estimation was primarily the result of Alagasco’s actual removal cost experience, combined with technology improvements and Alagasco’s system efficiency improvements, during the past five years. Approved depreciation rates averaged approximately 3.8 percent and 4.4 percent in the nine months ended September 30, 2010 and 2009, respectively.

3. REGULATORY MATTERS

Alagasco is subject to regulation by the APSC which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983. RSE’s current extension is for a seven-year period through December 31, 2014. RSE will continue after December 31, 2014, unless, after notice to the Company and a hearing, the APSC votes to modify or discontinue the RSE methodology.

Alagasco’s allowed range of return on average equity remains 13.15 percent to 13.65 percent throughout the term of the order. Under RSE, the APSC conducts quarterly reviews to determine, based on Alagasco’s projections and year-to-date performance, whether Alagasco’s return on average equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4 percent of prior-year revenues. During the nine months ended September 30, 2010, Alagasco had a $10.6 million pre-tax reduction in revenues to bring the return on average equity to midpoint within the allowed range of return. As of September 30, 2009, Alagasco had a $1.5 million pre-tax reduction in revenues to bring the return on average equity to midpoint within the allowed range of return. A $10.2 million and $24.7 million annual increase in revenues became effective December 1, 2009 and 2008, respectively.

RSE limits the utility’s equity upon which a return is permitted to 55 percent of total capitalization, subject to certain adjustments. Under the inflation-based Cost Control Measurement (CCM) established by the APSC, if the percentage change in operations and maintenance (O&M) expense on an aggregate basis falls within a range of 0.75 points above or below the percentage change in the Consumer Price Index For All Urban Consumers (Index Range), no adjustment is required. If the change in O&M expense on an aggregate basis exceeds the Index Range, three-quarters of the difference is returned to customers. To the extent the change is less than the Index Range, the utility benefits by one-half of the difference through future rate adjustments. The O&M expense base for measurement purposes will be set at the prior year’s actual O&M expense amount unless the Company exceeds the top of the Index Range in two successive years, in which case the base for the following year will be set at the top of the Index Range. Certain items that fluctuate based on situations demonstrated to be beyond Alagasco’s control may be excluded from the CCM calculation. In the rate year ended September 30, 2010, $2.5 million of extraordinary bad debt expense was excluded from the CCM calculation. Alagasco’s O&M expense fell within the Index Range for the rate years ended September 30, 2010 and 2009.

Alagasco’s rate schedules for natural gas distribution charges contain a Gas Supply Adjustment (GSA) rider, established in 1993, which permits the pass-through to customers of changes in the cost of gas supply. Alagasco's tariff provides a temperature adjustment mechanism, also included in the GSA, that is designed to moderate the impact of departures from normal temperatures on Alagasco’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers. Other non-temperature weather related conditions that may affect customer usage are not included in the temperature adjustment.

In 1998, the APSC approved an Enhanced Stability Reserve, with a maximum funding level of $4 million, to which Alagasco could charge the full amount of: (1) extraordinary O&M expenses resulting from force majeure events when one or a combination of two such events results in more than $200,000 of additional O&M expense during a rate year; and (2) individual industrial and commercial customer revenue losses that exceed $250,000 during the rate year, if such losses caused Alagasco’s year-end return on average equity (RCE) to fall below the bottom of the APSC-approved return on equity range currently at 13.15 percent. Prior to June 28, 2010, the APSC provided for accretions to the ESR of no more than $40,000 monthly until the maximum funding level was achieved, following a year in which a charge against the ESR was made. The APSC’s June 28, 2010 order approved Alagasco’s lower depreciation rates and approved standing authority for Alagasco to charge items to the ESR in excess of its funded balance and to allocate each year from the future removal costs that are being refunded to customers over the nine year period the amount necessary to clear the debit balance in the ESR each

September 30, subject to APSC-approved guidelines. The APSC also approved the amortization of the ESR into rates over a five year period in cases where the ESR is unfunded or underfunded, subject to APSC-approved guidelines. As a result of these changes in the funding mechanism for the ESR, the APSC suspended the $40,000 per month accruals to the ESR during the nine year period when future removal costs are being refunded to customers.

Following a vote on September 7, 2010, the APSC, by order dated November 1, 2010, approved expansion of the ESR to include extraordinary O&M charges related to environmental response costs and self insurance costs above $1 million per occurrence. In addition, the APSC raised the thresholds on items that can be charged to the ESR as follows: (1) extraordinary O&M expenses, other than self insurance costs, resulting from a single event that results in more than $275,000 of increased O&M; (2) extraordinary O&M expenses, other than self insurance costs, resulting from a combination of extraordinary O&M events that result in more than $412,500 of increased O&M; and (3) individual large commercial and industrial customer revenue variances that exceed $350,000. Charges to the ESR relating to extraordinary O&M expenses can only be made when the Company’s year-end return on average common equity (RCE) for RSE, not including the ESR charge, is below the midpoint of the APSC-approved return on equity range and only to the extent necessary to bring the RCE to the midpoint of the range. Charges to the ESR relating to individual industrial and commercial customer revenue losses can only be made if such losses cause the RCE to fall below the bottom of the APSC-approved return on equity range currently at 13.15 percent, and then only to the extent necessary to bring the RCE up to the midpoint of the range. In the event that Alagasco’s RCE at September 30 of the related year is above the midpoint, any debit balance in the ESR shall remain in the ESR for recovery in subsequent years subject to the established guidelines. Additionally, the APSC, while confirming the five year amortization period established in the June 28, 2010 order for charges to the ESR in cases where the ESR is unfunded or underfunded, limited the amortization expense to $660,000 annually, with any excess amortization expense over $660,000 in any rate year being carried over and amortized in future rate years until full amortization of the ESR debit balance is complete. The APSC also raised the $40,000 per month accruals to $55,000 per month, but suspended the accruals pending further order of the APSC. Finally, the APSC established guidelines for the documentation, reporting and approval of rate recovery of items charged to the ESR.

In connection with the above, Alagasco expects to recover certain manufactured gas plant site remediation costs through future rates and has recorded a corresponding amount to its Enhanced Stability Reserve regulatory account of $2.7 million as of September 30, 2010 and December 31, 2009, as more fully described in Note 10, Commitments and Contingencies.

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

Energen Resources periodically enters into derivative commodity instruments that qualify as cash flow hedges to hedge its exposure to price fluctuations on oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Such instruments may include natural gas and crude oil over-the-counter (OTC) swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. The Company is at risk for economic loss based upon the creditworthiness of its counterparties. Energen Resources was in a net gain position with seven of its active counterparties and in a net loss position with the remaining two at September 30, 2010. The following counterparties, Bank of Montreal, J Aron & Company, Morgan Stanley Capital Group, Inc., Barclays Bank PLC, BP Corporation North America, Inc. and Merrill Lynch Commodities, Inc., represented approximately 22 percent, 21 percent, 19 percent, 19 percent, 15 percent and 13 percent, respectively, of Energen Resources’ net gain on fair value of derivatives.

The current policy of the Company is to not enter into agreements that require the posting of collateral. The Company has a few older agreements, none of which have active positions as of September 30, 2010, which include collateral posting requirements based on the amount of exposure and counterparty credit ratings. The majority of the Company’s counterparty agreements include provisions for net settlement of transactions payable on the same date and in the same currency. Most, but not all, of the agreements include various contractual set-off rights which may be exercised by the non-defaulting party in the event of an early termination due to a default.

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

The following tables detail the fair values of commodity contracts by business segment on the balance sheets:

(in thousands)	September 30, 2010
	Oil and Gas Operations	Natural Gas Distribution	Total

Derivative assets or (liabilities) designated as hedging instruments
Accounts receivable	$134,247	$-	$134,247
Long-term asset derivative instruments	19,224	-	19,224
Total derivative assets	153,471	-	153,471
Accounts receivable	(26,410)*	-	(26,410)
Accounts payable	(3,073)	-	(3,073)
Long-term asset derivative instruments	(11,100)*	-	(11,100)
Long-term liability derivative instruments	(32,049)	-	(32,049)
Total derivative liabilities	(72,632)	-	(72,632)
Total derivatives designated	80,839	-	80,839
Derivative assets or (liabilities) not designated as hedging instruments
Accounts receivable	(81)*	-	(81)
Long-term asset derivative instruments	(30)*	-	(30)
Total derivative assets	(111)	-	(111)
Accounts payable	-	(41,948)	(41,948)
Long-term liability derivative instruments	-	(39,405)	(39,405)
Total derivative liabilities	-	(81,353)	(81,353)
Total derivatives not designated	(111)	(81,353)	(81,464)
Total derivatives	$80,728	$(81,353)	$(625)

(in thousands)	December 31, 2009
	Oil and Gas Operations	Natural Gas Distribution	Total

Derivative assets or (liabilities) designated as hedging instruments
Accounts receivable	$148,937	$-	$148,937
Long-term asset derivative instruments	16,164	-	16,164
Total derivative assets	165,101	-	165,101
Accounts receivable	(29,484)*	-	(29,484)
Accounts payable	(6,352)	-	(6,352)
Long-term asset derivative instruments	(8,340)*	-	(8,340)
Long-term liability derivative instruments	(41,374)	-	(41,374)
Total derivative liabilities	(85,550)	-	(85,550)
Total derivatives designated	79,551	-	79,551

Derivative assets or (liabilities) not designated as hedging instruments
Accounts receivable	(10)*	-	(10)
Accounts payable	-	(25,750)	(25,750)
Long-term liability derivative instruments	(106)	(18,965)	(19,071)
Total derivative liabilities	(116)	(44,715)	(44,831)
Total derivatives not designated	(116)	(44,715)	(44,831)
Total derivatives	$79,435	$(44,715)	$34,720
*

Amounts classified in accordance with accounting guidance which permits offsetting fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

The Company had a net $29.2 million and a net $30.3 million deferred tax liability included in current and noncurrent deferred income taxes on the consolidated balance sheets related to derivative items included in OCI as of September 30, 2010 and December 31, 2009, respectively.

Alagasco recognizes all derivatives as either assets or liabilities on the balance sheet with a corresponding regulatory asset or liability. Any gains or losses are passed through to customers using the mechanisms of the GSA in compliance with Alagasco’s APSC-approved tariff.

The following table details the effect of derivative commodity instruments in cash flow hedging relationships on the financial statements:

(in thousands)	Location of Gain (Loss) on Income Statement	Three months ended September 30, 2010	Three months ended September 30, 2009
Loss recognized in OCI on derivative (effective portion), net of tax of ($4.4) million and ($0.5) million	-	$(7,244)	$(774)
Gain reclassified from accumulated OCI into income (effective portion)	Operating revenues	$56,456	$61,114
Gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Operating revenues	$(1,861)	$754

(in thousands)	Location of Gain (Loss) on Income Statement	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Gain recognized in OCI on derivative (effective portion), net of tax of $55.9 million and $15.9 million	-	$91,141	$25,872
Gain reclassified from accumulated OCI into income (effective portion)	Operating revenues	$149,845	$200,672
Gain recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Operating revenues	$18	$262

The following table details the effect of derivative commodity instruments not designated as hedging instruments on the income statements:

(in thousands)	Location of Gain (Loss) on Income Statement	Three months ended September 30, 2010	Three months ended September 30, 2009
Gain (loss) recognized in income on derivative	Operating revenues	$-	$409

(in thousands)	Location of Gain (Loss) on Income Statement	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Gain (loss) recognized in income on derivative	Operating revenues	$(4)	$850

As of September 30, 2010, $62 million, net of tax, of deferred net gains on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified and reported in earnings as operating revenues during the next twelve-month period. The actual amount that will be reclassified to earnings over the next year could vary materially from this amount due to changes in market conditions. As of September 30, 2010, the Company had 12 thousand barrels (MBbl) of oil hedges which expire during 2011 that did not meet the definition of a cash flow hedge but are considered by the Company to be economic hedges.

Energen Resources entered into the following transactions for the remainder of 2010 and subsequent years:

Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2010	3.5 Bcf	$8.79 Mcf	NYMEX Swaps
	9.4 Bcf	$7.23 Mcf	Basin Specific Swaps
2011	13.1 Bcf	$6.66 Mcf	NYMEX Swaps
	25.7 Bcf	$6.36 Mcf	Basin Specific Swaps
Oil
2010	973 MBbl	$86.65 Bbl	NYMEX Swaps
2011	3,729 MBbl	$77.26 Bbl	NYMEX Swaps
2012	3,337 MBbl	$81.63 Bbl	NYMEX Swaps
2013	1,608 MBbl	$81.43 Bbl	NYMEX Swaps
2014	1,176 MBbl	$84.14 Bbl	NYMEX Swaps
Oil Basis Differential
2010	574 MBbl	*	Basis Swaps
2011	2,076 MBbl	*	Basis Swaps
2012	672 MBbl	*	Basis Swaps
Natural Gas Liquids
2010	9.3 MMGal	$0.88 Gal	Liquids Swaps
2011	38.9 MMGal	$0.89 Gal	Liquids Swaps
2012	36.4 MMGal	$0.85 Gal	Liquids Swaps
* Average contract prices are not meaningful due to the varying nature of each contract.
Alagasco entered into the following natural gas transactions for the remainder of 2010 and subsequent years:
Production Period	Total Hedged Volumes		Description
2010	6.1 Bcf		NYMEX Swaps
2011	15.2 Bcf		NYMEX Swaps
2012	17.2 Bcf		NYMEX Swaps
2013	1.5 Bcf		NYMEX Swaps

As of September 30, 2010, the maximum term over which Energen Resources and Alagasco have hedged exposures to the variability of cash flows is through December 31, 2014 and December 31, 2013, respectively.

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

The following sets forth derivative assets and liabilities that were measured at fair value on a recurring basis:

	September 30, 2010
(in thousands)	Level 2*	Level 3*	Total
Current assets	$32,247	$75,509	$107,756
Noncurrent assets	(4,000)	12,094	8,094
Current liabilities	(44,861)	(160)	(45,021)
Noncurrent liabilities	(70,888)	(566)	(71,454)
Net derivative asset (liability)	$(87,502)	$86,877	$(625)

	December 31, 2009
(in thousands)	Level 2*	Level 3*	Total
Current assets	$57,235	$62,208	$119,443
Noncurrent assets	(1,600)	9,424	7,824
Current liabilities	(25,518)	(6,584)	(32,102)
Noncurrent liabilities	(59,914)	(531)	(60,445)
Net derivative asset (liability)	$(29,797)	$64,517	$34,720
*

Amounts classified in accordance with accounting guidance which permits offsetting fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

As of September 30, 2010, Alagasco had $41.9 million and $39.4 million of derivative instruments which are classified as Level 2 fair values and are included in the above table as current liabilities and noncurrent liabilities, respectively. As of December 31, 2009, Alagasco had $25.8 million and $19 million of derivative instruments which are classified as Level 2 fair values and are included in the above table as current and noncurrent liabilities, respectively. Alagasco had no derivative instruments classified as Level 3 fair values as of September 30, 2010 and December 31, 2009.

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 derivative commodity instruments as follows:

(in thousands)	Three months ended September 30, 2010	Three months ended September 30, 2009
Balance at beginning of period	$91,817	$144,883
Realized gains	(455)	(1,489)
Unrealized gains (losses) relating to instruments held at the reporting date	26,282	(14,166)
Purchases and settlements during period	(30,767)	(40,062)
Balance at end of period	$86,877	$89,166

(in thousands)	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Balance at beginning of period	$64,517	$154,094
Realized gains	(455)	(1,489)
Unrealized gains (losses) relating to instruments held at the reporting date	102,169	60,245
Purchases and settlements during period	(79,354)	(123,684)
Balance at end of period	$86,877	$89,166

5. RECONCILIATION OF EARNINGS PER SHARE (EPS)

(in thousands, except per share amounts)	Three months ended September 30, 2010			Three months ended September 30, 2009
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$38,304	71,854	$0.53	$47,121	71,651	$0.66
Effect of dilutive securities
Performance share awards		-			107
Stock options		199			188
Non-vested restricted stock		17			50
Diluted EPS	$38,304	72,070	$0.53	$47,121	71,996	$0.65

(in thousands, except per share amounts)	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$210,557	71,838	$2.93	$197,704	71,641	$2.76
Effect of dilutive securities
Performance share awards		-			103
Stock options		206			88
Non-vested restricted stock		17			46
Diluted EPS	$210,557	72,061	$2.92	$197,704	71,878	$2.75

For the three months and nine months ended September 30, 2010, the Company had 479,820 options that were excluded from the computation of diluted EPS, as their effect was non-dilutive. For the three months and nine months ended September 30, 2009, the Company had 198,710 and 969,487, respectively, options that were excluded from the computation of diluted EPS. For the three months and nine months ended September 30, 2010, the Company had no shares of non-vested restricted stock that were excluded from the computation of diluted EPS. For the three months and nine months ended September 30, 2009, the Company had 6,150 shares of non-vested restricted stock that were excluded from the computation of diluted EPS.

6. SEGMENT INFORMATION

The Company principally is engaged in two business segments: the development, acquisition, exploration and production of oil and gas in the continental United States (oil and gas operations) and the purchase, distribution and sale of natural gas in central and north Alabama (natural gas distribution).

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Operating revenues
Oil and gas operations	$234,111	$218,501	$706,311	$606,158
Natural gas distribution	61,693	68,788	498,132	471,457
Total	$295,804	$287,289	$1,204,443	$1,077,615
Operating income (loss)
Oil and gas operations	$76,644	$97,682	$289,385	$270,277
Natural gas distribution	(9,015)	(15,237)	69,378	68,844
Eliminations and corporate expenses	(309)	(596)	(952)	(1,651)
Total	$67,320	$81,849	$357,811	$337,470
Other income (expense)
Oil and gas operations	$(4,848)	$(5,343)	$(17,274)	$(17,507)
Natural gas distribution	(2,119)	(2,149)	(8,882)	(8,301)
Eliminations and other	(463)	(218)	(1,225)	(309)
Total	$(7,430)	$(7,710)	$(27,381)	$(26,117)
Income before income taxes	$59,890	$74,139	$330,430	$311,353

(in thousands)	September 30, 2010	December 31, 2009
Identifiable assets
Oil and gas operations	$2,920,881	$2,654,068
Natural gas distribution	1,102,808	1,084,666
Subtotal	4,023,689	3,738,734
Eliminations and other	80,063	64,384
Total	$4,103,752	$3,803,118

7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following:

	Three months ended September 30,
(in thousands)	2010	2009
Net income	$38,304	$47,121
Other comprehensive income (loss):
Current period change in fair value of derivative instruments, net of tax of ($4.4) million and ($0.5) million	(7,244)	(774)
Reclassification adjustment for derivative instruments, net of tax of ($20.7) million and ($23.5) million	(33,849)	(38,358)
Pension and postretirement plans, net of tax of ($3.6) million and ($1.5) million	(6,678)	(2,729)
Comprehensive income (loss)	$(9,467)	$5,260

	Nine months ended September 30,
(in thousands)	2010	2009
Net income	$210,557	$197,704
Other comprehensive income (loss):
Current period change in fair value of derivative instruments, net of tax of $55.9 million and $15.9 million	91,141	25,872
Reclassification adjustment for derivative instruments, net of tax of ($56.9) million and ($76.4) million	(92,914)	(124,578)
Pension and postretirement plans, net of tax of ($2.9) million and ($0.9) million	(5,420)	(1,712)
Comprehensive income	$203,364	$97,286

(in thousands)	September 30, 2010	December 31, 2009
Unrealized gain on hedges, net of tax of $29.2 million and $30.3 million	$47,632	$49,405
Pension and postretirement plans, net of tax of ($20) million and ($17.1) million	(37,210)	(31,790)
Accumulated other comprehensive income	$10,422	$17,615

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

2004 Stock Appreciation Rights Plan

The Energen 2004 Stock Appreciation Rights Plan provides for the payment of cash incentives measured by the long-term appreciation of Company stock. These awards are liability awards which settle in cash and are re-measured each reporting period until settlement and have a three year vesting period. The Company granted 171,749 awards during the first quarter of 2010. These awards had a fair value of $15.24 as of September 30, 2010.

Petrotech Incentive Plan

The Energen Resources’ Petrotech Incentive Plan provides for the grant of stock equivalent units. These awards are liability awards which settle in cash and are re-measured each reporting period until settlement. During 2010, Energen Resources awarded 2,442 Petrotech units with a three year vesting period. These awards had a fair value of $44.57 as of September 30, 2010.

1997 Deferred Compensation Plan

During the three months and nine months ended September 30, 2010, the Company had noncash purchases of approximately $11,000 and $2.3 million, respectively, of Company common stock in conjunction with tax withholdings on its non-qualified deferred compensation plan and other stock compensation. The Company utilized internally generated cash flows in payment of the related tax withholdings.

9. EMPLOYEE BENEFIT PLANS

The components of net pension expense for the Company’s two defined benefit non-contributory pension plans and certain nonqualified supplemental pension plans were:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$2,144	$1,835	$6,430	$5,505
Interest cost	2,841	3,016	8,524	9,048
Expected long-term return on assets	(3,229)	(3,501)	(9,686)	(10,502)
Actuarial loss	1,443	997	4,330	2,991
Prior service cost amortization	124	145	372	434
Termination benefit charge	-	-	-	145
Net periodic expense	$3,323	$2,492	$9,970	$7,621

In March 2010 and April 2010, the Company made contributions of $2.3 million and $0.6 million, respectively, to the assets of the defined benefit qualified pension plans. In May 2010, the Company made additional required contributions of approximately $6.9 million and additional discretionary contributions of approximately $24.3 million to the defined benefit qualified pension plans. The Company made discretionary contributions of approximately $1 million in June 2010 to the defined benefit qualified pension plans. No additional discretionary contributions are currently anticipated to be made to the pension plans during 2010. For the three months and nine months ending September 30, 2010, the Company made benefit payments aggregating $44,000 and $2.2 million, respectively, to retirees from the nonqualified supplemental retirement plans and expects to make additional benefit payments of approximately $50,000 through the remainder of 2010.

The components of net periodic postretirement benefit expense for the Company’s postretirement benefit plans were:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$516	$453	$1,548	$1,360
Interest cost	1,208	1,212	3,625	3,637
Expected long-term return on assets	(996)	(885)	(2,990)	(2,657)
Actuarial loss	-	57	-	171
Transition amortization	479	479	1,438	1,438
Net periodic expense	$1,207	$1,316	$3,621	$3,949

For the three months and nine months ended September 30, 2010, the Company made contributions aggregating $1.2 million and $3.6 million, respectively, to the postretirement benefit plan assets. The Company expects to make additional discretionary contributions of approximately $1.2 million to postretirement benefit plan assets through the remainder of 2010. During the first quarter of 2010, the Company recognized $128,000 in income tax expense resulting from a reduction in deferred tax asset related to changes in the tax treatment for the Medicare Part D subsidy under the recently enacted health care reform legislation.

10. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Certain of Alagasco’s long-term contracts associated with the delivery and storage of natural gas include fixed charges of approximately $166 million through September 2024. During the nine months ending September 30, 2010 and 2009, Alagasco recognized approximately $38.1 million and $35.1 million, respectively, of long-term commitments through expense and its regulatory accounts in the accompanying financial statements. Alagasco also is committed to purchase minimum quantities of gas at market-related prices or to pay certain costs in the event the minimum quantities are not taken. These purchase commitments are approximately 243 Bcf through August 2020.

Alagasco purchases gas as an agent for certain of its large commercial and industrial customers. Alagasco has in certain instances provided commodity-related guarantees to the counterparties in order to facilitate these agency purchases. Liabilities existing for gas delivered to customers subject to these guarantees are included in the balance sheets. In the event the customer for whom the guarantee was entered fails to take delivery of the gas, Alagasco can sell such gas for the customer, with the customer liable for any resulting loss. Although the substantial majority of purchases under these guarantees are for the customers’ current monthly consumption and are at current market prices, in some instances, the purchases are for an extended term at a fixed price. At September 30, 2010, the fixed price purchases under these guarantees had a maximum term outstanding through October 2011 and an aggregate purchase price of $4.4 million with a market value of $3.7 million.

Income Taxes: Energen and its subsidiaries’ 2007 and 2008 federal consolidated income tax returns are currently under Internal Revenue Service (IRS) examination. In September 2010, the IRS made certain assessments primarily related to Alagasco’s tax accounting method change for the recovery of its gas distribution property. Although the timing of income tax audit resolutions is highly uncertain, an unfavorable outcome in this matter would result in income tax cash payments of approximately $31 million. The Company has appropriately reflected this potential payment in deferred tax liabilities.

The Company has on-going income tax examinations under various U.S. and state tax jurisdictions. Accordingly, it is reasonably possible that significant changes to the reserve for uncertain tax benefits may occur within the next twelve months as a result of the completion of various audits and the expiration of statute of limitations. The change of the unrecognized tax benefits could have a material impact to the Company’s effective tax rate. The timing and outcome of these tax examinations is highly uncertain. During the quarter, the Company recognized a $2.4 million benefit associated with the release of an unrecognized income tax benefit liability. The Company reassessed its measurement due to recent developments related to the issue and now believes that the full amount of the tax benefit has a greater than 50% chance of being fully realized.

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

In June 2009, Alagasco received a General Notice Letter from the United States Environmental Protection Agency (EPA) identifying Alagasco as a responsible party for a former manufactured gas plant (MGP) site located in Huntsville, Alabama, and inviting Alagasco to enter an Administrative Settlement Agreement and Order on Consent to perform a removal action at that site. The Huntsville MGP, along with the Huntsville gas distribution system, was sold by Alagasco to the City of Huntsville in 1949 with such sale being approved by the APSC. While Alagasco no longer owns the Huntsville site, the Company and the current site owner have entered into a Consent Order and agreed to develop an action plan for the site. Based on the limited information available at this time, Alagasco preliminarily estimates that it may incur costs associated with the site ranging from $3 million to $6.1 million. At the present time, the Company cannot conclude that any amount within this range is a better estimate than any other. During the three months and nine months ended September 30, 2010, the Company incurred costs of $0.1 million and $0.3 million, respectively, associated with the site. As of September 30, 2010, the Company has accrued a contingent liability of $2.5 million in addition to the costs previously incurred. The estimate assumes an action plan for excavation of affected soil and sediment only. If it is determined that a greater scope of work is appropriate, then actual costs will likely exceed the preliminary estimate. Alagasco expects to recover such costs through future rates and has recorded a corresponding amount to its Enhanced Stability Reserve regulatory asset account.

Other: During the third quarter of 2010, Energen Resources received preliminary findings from the Taxation and Revenue Department (the Department) of the State of New Mexico relating to its audit of federal oil and gas leases located in New Mexico. The audit covered periods from January 2004 through December 2008 and included a review of the computation and payment of royalties due on minerals removed from US federal leases. The Department proposes a change in the method of determining allowable deductions of transportation, fuel and processing costs from royalties due under the terms of the related leases. Such proposal, if determined appropriate, will result in increases of royalties due under the audit periods.

The Department’s preliminary findings are contrary to those allowed under previous audits and are inconsistent with the Company’s understanding of industry practice. The Company intends to vigorously contest the proposal under the preliminary findings and has requested additional information from the Department to determine the basis of its conclusion. Management is unable, at this time, to determine a range of reasonably possible losses as a result of this finding and no amount has been accrued as of September 30, 2010.

11. FINANCIAL INSTRUMENTS

The stated value of cash and cash equivalents, short-term investments, trade receivables (net of allowance), and short-term debt approximates fair value due to the short maturity of the instruments. The fair value of Energen’s long-term debt, including the current portion, approximates $607.6 million and has a carrying value of $561 million at September 30, 2010. The fair value of Alagasco’s fixed-rate long-term debt, including the current portion, approximates $217 million and has a carrying value of $206 million at September 30, 2010. The fair values were based on market prices of similar debt issues having the same remaining maturities, redemption terms and credit rating.

On October 29, 2010, Energen and Alagasco entered into an $850 million and a $150 million, respectively, three-year syndicated unsecured credit facility (credit facilities) with domestic and foreign lenders. These credit facilities replace the majority of the Company’s short-term credit facilities which were available to Energen and Alagasco. There are certain restrictive covenants including a financial covenant with a maximum consolidated debt to capitalization ratio of 65 percent.

12. REGULATORY ASSETS AND LIABILITIES

The following table details regulatory assets and liabilities on the balance sheets:

	September 30, 2010		December 31, 2009

(in thousands)	Current	Noncurrent	Current	Noncurrent
Regulatory assets:
Pension and postretirement assets	$132	$82,276	$132	$66,552
Accretion and depreciation for asset retirement obligation	-	14,821	-	13,566
Gas supply adjustment	-	-	7,059	-
Risk management activities	41,948	39,405	25,750	18,965
RSE adjustment	552	-	25	-
Enhanced stability reserve	-	2,706	-	2,706
Other	226	198	230	344
Total regulatory assets	$42,858	$139,406	$33,196	$102,133
Regulatory liabilities:
RSE adjustment	$8	$-	$1,508	$-
Unbilled service margin	5,758	-	28,178	-
Gas supply adjustment	24,314	-	-	-
Asset removal costs, net	-	494	-	136,799
Negative salvage refund*	23,103	92,411	-	-
Asset retirement obligation	-	18,520	-	17,419
Other	33	845	33	870
Total regulatory liabilities	$53,216	$112,270	$29,719	$155,088

*

As of September 30, 2010, the Company reclassified $23.1 million and $92.4 million of accumulated asset removal costs to negative salvage refund as regulatory liabilities in current liabilities and deferred credit and other liabilities, respectively, on the balance sheet in response to the June 28, 2010 APSC order as discussed in Note 2, Significant Accounting Policies.

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

During the nine months ended September 30, 2010, Energen Resources recognized amounts representing expected future costs associated with site reclamation, facilities dismantlement, and plug and abandonment of wells as follows:

(in thousands)
Balance of ARO as of December 31, 2009	$88,298
Liabilities incurred	3,049
Liabilities settled	(455)
Accretion expense	4,568
Balance of ARO as of September 30, 2010	$95,460

The Company recognizes conditional obligations if such obligations can be reasonably estimated and a legal requirement to perform an asset retirement activity exist. Alagasco recorded a conditional asset retirement obligation, on a discounted basis of $18.5 million and $17.4 million to purge and cap its gas pipelines upon abandonment, as a regulatory liability as of September 30, 2010 and December 31, 2009, respectively. The costs associated with asset retirement obligations are currently either being recovered in rates or are probable of recovery in future rates.

Alagasco accrues removal costs on certain gas distribution assets over the useful lives of its property, plant and equipment through depreciation expense in accordance with rates approved by the APSC. Regulatory liabilities for accumulated asset removal costs of $0.5 million and $136.8 million for September 30, 2010 and December 31, 2009, respectively, are included as regulatory liabilities in deferred credits and other liabilities on the balance sheets. As of September 30, 2010, the Company reclassified $23.1 million and $92.4 million of accumulated asset removal costs to negative salvage refund as regulatory liabilities in current liabilities and deferred credit and other liabilities, respectively, on the balance sheet in response to the June 28, 2010 APSC order as discussed in Note 2, Significant Accounting Policies.

14. ACQUISITION AND DISPOSITIONS OF OIL AND GAS PROPERTIES

On October 29, 2010, Energen signed a purchase and sale agreement to buy interests in certain oil properties in the Permian Basin for a cash purchase price of $75 million (subject to closing adjustments). This purchase is expected to close during the fourth quarter and will have an effective date of December 1, 2010. Energen will acquire total estimated proved reserves of approximately 7.6 million barrels of oil equivalents (MMBOE). Of the proved reserves acquired, an estimated 92 percent are undeveloped. Approximately 62 percent of the acquisition’s estimated proved reserves are oil, 24 percent are natural gas liquids and natural gas comprises the remaining 14 percent. Energen Resources will use its credit facilities and internally generated cash flows to finance the acquisition.

In the third quarter of 2010, Energen Resources incurred a write-off of unproved capitalized leasehold costs associated with the remainder of its Alabama shale acreage. The non-cash charge totaled $23.4 million pre-tax and was charged to exploration expense, which is included in O&M expense, after the Company determined that the flow rates were insufficient to support economic development. During the second quarter of 2010, Energen Resources wrote off unproved leasehold costs associated with the deep Conasauga shale acreage as efforts indicated that it is not economically viable given associated capital costs and the outlook for natural gas prices. The non-cash costs of approximately $16.1 million pre-tax were charged to exploration expense. During the three months and nine months ended September 30, 2010, Energen Resources also recorded $10.8 million and $13.8 million, respectively, in write-offs of well costs related to Alabama shale leasehold.

On September 30, 2010, Energen completed the purchase of certain oil properties in the Permian Basin for a cash price of $189 million (subject to closing adjustments). This purchase had an effective date of September 1, 2010. Energen acquired proved reserves of approximately 18 MMBOE. Of the proved reserves acquired, an estimated 89 percent are undeveloped. Approximately 65 percent of the proved reserves are oil, 22 percent are natural gas liquids and natural gas comprises the remaining 13 percent. Energen Resources used its internally generated cash flows to finance the acquisition. Pro forma financial information for this acquisition is not presented because it would not be materially different from the information presented in the consolidated statements of income.

The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed recognized as of September 30, 2010. The purchase price allocation is preliminary and subject to adjustment as the final closing statement is not complete.

(in thousands)
Consideration given
Cash (net)	$188,531
Recognized amounts of identifiable assets acquired and liabilities assumed
Proved properties	$152,050
Unproved leasehold properties	35,360
Accounts receivable	1,375
Asset retirement obligation	(142)
Accounts payable	(112)
Total identifiable net assets	$188,531

In September 2009, Energen Resources recorded a $4.9 million pre-tax gain in other operating revenues from the sale of certain oil properties in the Permian Basin. The Company received approximately $6.5 million pre-tax in cash from the sale of this property.

On June 30, 2009, Energen completed the purchase of certain oil properties in the Permian Basin from Range Resources for a cash price of $181 million. This purchase had an effective date of May 1, 2009. Energen acquired proved reserves of approximately 15.2 MMBOE. Of the proved reserves acquired, an estimated 24 percent are undeveloped. Approximately 76 percent of the proved reserves are oil, 16 percent are natural gas liquids and natural gas comprises the remaining 8 percent. Energen Resources used its short-term credit facilities and internally generated cash flows to finance the acquisition.

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

Summarized below are the consolidated results of operations for the nine months ended September 30, 2009, on an unaudited pro forma basis as if the acquisition had occurred at the beginning of the period presented. The pro forma information is based on the Company’s consolidated results of operations for the nine months ended September 30, 2009, and on the data provided by the seller. The pro forma financial information does not purport to be indicative of results of operations that would have occurred had the transaction occurred on the basis assumed above, nor are they indicative of results of the future operations of the combined enterprises.

(in thousands)	Nine months ended September 30, 2009
Operating revenues	$1,096,190
Operating income	$341,701

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Energen’s net income totaled $38.3 million ($0.53 per diluted share) for the three months ended September 30, 2010 compared with net income of $47.1 million ($0.65 per diluted share) for the same period in the prior year. Energen Resources Corporation, Energen’s oil and gas subsidiary, had net income for the three months ended September 30, 2010, of $46.3 million as compared with $59 million in the same quarter in the previous year. Significantly higher commodity prices (approximately $16 million after-tax) and decreased administrative expense (approximately $2 million after-tax) were more than offset by decreased production volumes (approximately $3 million after-tax), increased depreciation, depletion and amortization (DD&A) expense (approximately $2 million after-tax), increased lease operating expense (approximately $1 million after-tax) and higher exploration expense (approximately $21 million after-tax) due to a non-cash write-off of $14.6 million after-tax (approximately $0.20 per diluted share) of unproved leasehold costs associated with the remainder of its Alabama shale acreage combined with a related $6.7 million write-off of well costs. Energen Resources also reported an after-tax gain of $3.1 million on the sale of certain oil properties in the Permian Basin during the third quarter of 2009. Energen’s natural gas utility, Alagasco, reported a net loss of $7.1 million in the third quarter of 2010 compared to a net loss of $10.7 million in the same period last year, primarily due to the utility’s ability to earn on a higher level of equity and lower depreciation expense due to the Alabama Public Service Commission (APSC) approved reduction in depreciation rates.

For the 2010 year- to- date, Energen’s net income totaled $210.6 million ($2.92 per diluted share) and compared favorably to net income of $197.7 million ($2.75 per diluted share) for the same period in the prior year. Energen Resources generated net income for the nine months ended September 30, 2010, of $174.7 million as compared with $161 million in the previous period primarily as a result of higher commodity prices (approximately $62 million after-tax) and increased production volumes (approximately $4 million). Negatively affecting net income was the impact of higher DD&A expense (approximately $10 million after-tax), increased production taxes (approximately $4 million after-tax), increased administrative expense (approximately $2 million after-tax), the $3.1 million after-tax gain on the 2009 sale of oil properties in the Permian Basin and increased exploration expense (approximately $33 million after-tax) largely due to the non-cash $24.6 million after-tax Alabama shale acreage write-off combined with the related $8.6 million write-off of well costs. Alagasco’s net income of $36.8 million in the current year- to- date compared to net income of $37.6 million in the same period in the previous year. This decrease largely reflects the timing of rate recovery under Alagasco’s rate-setting mechanisms, partially offset by the utility’s ability to earn on a higher level of equity and the revised depreciation rates discussed above.

Oil and Gas Operations

Revenues from oil and gas operations rose 7.1 percent to $234.1 million for the three months ended September 30, 2010 largely as a result of increased natural gas and oil commodity prices partially offset by lower natural gas production volumes. For the year to date, revenues from oil and gas operations increased 16.5 percent to $706.3 million primarily as a result of increased natural gas and oil commodity prices along with the impact of higher oil production volumes partially offset by lower natural gas production volumes. During the current quarter, revenue per unit of production for natural gas rose 10.3 percent to $6.73 per thousand cubic feet (Mcf), while oil revenue per unit of production increased 19.9 percent to $76.80 per barrel. Natural gas liquids revenue per unit of production fell 11.4 percent to an average price of $0.78 per gallon. In the year- to- date, revenue per unit of production for natural gas increased 9.8 percent to $6.92 per Mcf, oil revenue per unit of production rose 31.9 percent to $78.09 per barrel and natural gas liquids revenue per unit of production fell 5.8 percent to an average price of $0.81 per gallon.

Production in the current quarter decreased largely due to drilling delays along with normal production declines. Year- to- date production rose primarily due to increased volumes related to the June 2009 purchase of certain Permian Basin oil properties partially offset by normal production declines and drilling delays. Natural gas production in the third quarter declined 6.1 percent to 17.7 billion cubic feet (Bcf), oil volumes increased 3 percent to 1,290 thousand barrels (MBbl) and natural gas liquids production decreased 1 percent to 19.8 million gallons (MMgal). For the year- to- date, natural gas production decreased 3.2 percent to 52.8 Bcf, while oil volumes rose 8 percent to 3,734 MBbl. Natural gas liquids production increased 3 percent to 57.6 MMgal. Natural gas comprised approximately 63 percent of Energen Resources’ production for the current quarter and the year- to- date.

Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. The Company includes gains and losses on the disposition of these assets in operating revenues. Energen Resources recorded no property sales in the third quarter of 2010. During the nine months ended September 30, 2010, Energen Resources recorded a pre-tax gain of $0.6 million largely from the sale of certain property in the Black Warrior Basin. Energen Resources recorded a pre-tax gain of $4.9 million in the third quarter of 2009 and a pre-tax gain of $5.2 in the year- to- date primarily from the sale of certain oil properties in the Permian Basin.

Operations and maintenance (O&M) expense increased $32.1 million for the quarter and $56.6 in the year- to- date. Lease operating expense (excluding production taxes) increased $1.9 million for the quarter largely due to higher ad valorem taxes (approximately $3.2 million) and increased marketing and transportation costs (approximately $0.7 million) partially offset by lower workover expense ($2.3 million). In the year- to- date, lease operating expense (excluding production taxes) increased $1.2 million primarily due to the June 2009 acquisition of Permian Basin oil properties (approximately $5.3 million), additional marketing and transportation costs ($2.2 million), higher ad valorem taxes (approximately $1.9 million) and increased electrical costs (approximately $1 million) partially offset by decreased workover expense ($5 million), lower nonoperated costs ($2.7 million) and decreased operation and maintenance expense ($1.1 million). Administrative expense decreased $3.2 million for the three months ended September 30, 2010 largely due to decreased legal expenses (approximately $2 million) and lower costs related to the Company’s performance-based compensation plans (approximately $0.9 million). For the nine months ended September 30, 2010, administrative expense rose $2.4 million primarily due to higher costs primarily related to the Company’s performance-based compensation plans (approximately $0.7 million) and increased insurance costs (approximately $0.4 million). Exploration expense rose $33.4 million in the third quarter of 2010 and $53 million year- to- date. In the third quarter of 2010, Energen Resources incurred a non-cash write-off of $23.4 million pre-tax of unproved capitalized leasehold costs associated with the remainder of its Alabama shale leasehold. In the second quarter of 2010, Energen Resources recorded a non-cash write-off of $16.1 million pre-tax of unproved leasehold associated with the deep Conasauga shale acreage. During the three months and nine months ended September 30, 2010, Energen Resources also recorded $10.8 million and $13.8 million, respectively, in write-offs of well costs related to Alabama shale leasehold.

Energen Resources’ DD&A expense for the quarter rose $2.9 million and increased $16.5 million year-to-date. The average depletion rate for the current quarter was $1.78 per thousand cubic feet equivalent (Mcfe) as compared to $1.63 per Mcfe in the same period a year ago. For the nine months ended September 30, 2010, the average depletion rate was $1.77 per Mcfe as compared to $1.58 per Mcfe in the previous period. The increase in the current quarter and year-to-date per unit DD&A rate, which contributed approximately $4.1 million and $12.9 million, respectively, to the increase in DD&A expense, was largely due to higher development costs along with the reserve revisions associated with lower year-end reserve pricing. Lower production volumes partially offset the increase to DD&A expense with an approximate $1.3 million for the three months ended September 30, 2010. Increased production volumes contributed approximately $3.3 million to the increase in DD&A expense for the nine months ended September 30, 2010.

Energen Resources’ expense for taxes other than income taxes was $1.4 million and $7 million higher in the three months and nine months ended September 30, 2010, respectively, largely due to production-related taxes. In the current quarter and year-to-date, higher oil, natural gas and natural gas liquid commodity market prices contributed approximately $1.7 million and $6.9 million, respectively, to the increase in production-related taxes. Decreasing production-related taxes were lower production volumes which contributed approximately $0.3 million for the quarter. In the year-to-date, higher production volumes contributed approximately $41,000 to increasing production-related taxes. Commodity market prices exclude the effects of derivative instruments for purposes of determining severance taxes.

Natural Gas Distribution

Natural gas distribution revenues decreased $7.1 million for the quarter largely due to a decline in gas costs partially offset by higher customer usage and adjustments from the utility’s rate setting mechanisms. During the third quarter of 2009, Alagasco had a $1.5 million pre-tax reduction in revenues to bring the return on average equity to midpoint within the allowed range of return. For the current quarter, weather was comparable to the same quarter last year. Both residential sales volumes and commercial and industrial customer sales volumes fell 6.5 percent. Transportation volumes increased 2.7 percent in period comparisons. Revenues for the year-to-date rose $26.7 million primarily due to increased customer usage partially offset by a decrease in gas costs and adjustments for rate-setting purposes. In the current year-to-date, Alagasco had reduction in revenues of $10.6 million pre-tax to bring the return on average equity to midpoint within the allowed range of return. Weather that was 39 percent colder compared with the same period in the prior year contributed to a 24.6 percent increase in residential sales volumes and a 14.7 percent rise in commercial and industrial customer sales volumes due primarily to lower usage by large commercial and industrial customers during 2009. Transportation volumes increased 14.1 percent in period comparisons for the same reasons as described above. A decrease in gas costs partially offset by an increase in gas purchase volumes resulted in a 23.2 percent decrease in cost of gas for the quarter. For the year-to-date, a significant increase in gas purchase volumes partially offset by lower gas costs contributed to a 13.2 percent increase in cost of gas. Utility gas costs include commodity cost, risk management gains and losses and the provisions of the Gas Supply Adjustment (GSA) rider. The GSA rider in Alagasco’s rate schedule provides for a pass-through of gas price fluctuations to customers without markup. Alagasco’s tariff provides a temperature adjustment mechanism that is designed to moderate the impact of departures from normal temperatures on Alagasco’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers.

O&M expense decreased 5.1 percent in the current quarter primarily due to decreased consulting and technology costs (approximately $1.1 million) and lower marketing expenses (approximately $0.5 million). In the nine months ended September 30, 2010, O&M expense fell 1.2 percent primarily due to decreased marketing expenses (approximately $1 million) and a decrease to bad debt expense (approximately $3.6 million) which included the correction of a $3 million error identified by Alagasco, during the first quarter of 2010, in the calculation of the estimate of the allowance for doubtful accounts as of December 31, 2009. See Note 1, Basis of Presentation, in the Notes to Unaudited Condensed Financial Statements for further discussion. Partially offsetting these decreases were higher labor-related costs (approximately $2.3 million) and increased distribution operation expenses (approximately $1.1 million).

A 26.5 percent decrease in depreciation expense in the current quarter and a 9.8 percent decrease in the year-to-date was primarily due to revised depreciation rates effective June 1, 2010, partially offset by the extension and replacement of the utility’s distribution system and replacement of its support systems. The revised depreciation rates decreased depreciation expense by approximately $3.9 million and $5.3 million for the three months and nine months ended September 30, 2010, respectively. On June 28, 2010, the APSC approved a reduction in depreciation rates for Alagasco with the revised prospective composite depreciation rate approximating 3.1 percent. Related to the lower depreciation rates, Alagasco refunded to eligible customers approximately $25.6 million in July, 2010 and will return to eligible customers an additional estimated $115.5 million, which includes approximately $23.1 million between December 1, 2010 and March 31, 2011. The remainder will be refunded to customers on a declining basis through lower tariff rates over an eight year period beginning December 1, 2011. The total amount refundable to customers is subject to adjustments over the entire nine year period for charges made to the Enhanced Stability Reserve (ESR) and other commission-approved charges. On November 1, 2010, the APSC specifically approved adjustments to the total amount refundable to include items originally approved in the APSC’s 1998 order establishing the ESR, environmental response costs and self insurance costs above $1 million per occurrence. The refund in July, 2010 and the remaining amount refundable over the entire nine year period are due to a re-estimation of future removal costs provided for through the prior depreciation rates. The re-estimation was primarily the result of Alagasco’s actual removal cost experience, combined with technology improvements and Alagasco’s system efficiency improvements, during the past five years. Approved depreciation rates averaged approximately 3.8 percent and 4.4 percent in the nine months ended September 30, 2010 and 2009, respectively.

Taxes other than income taxes primarily reflected various state and local business taxes as well as payroll-related taxes. State and local business taxes generally are based on gross receipts and fluctuate accordingly.

Non-Operating Items

Interest expense for the Company decreased $0.4 million in the third quarter of 2010 and $0.2 million in the year-to-date. Income tax expense for the Company decreased $5.4 million in the current quarter largely due to lower pre-tax income. For the year-to-date, income tax expense rose $6.2 million primarily due to higher pre-tax income.

FINANCIAL POSITION AND LIQUIDITY

Cash flows from operations for the year-to-date were $517.9 million as compared to $531.6 million in the prior period. Net income increased during period comparisons primarily due to higher realized commodity prices along with increased production volumes at Energen Resources. The Company’s working capital needs were also influenced by accrued taxes along with commodity prices, and the timing of payments. During 2010, the income tax receivable increased approximately $48.3 million associated with the impact of bonus depreciation and the write-off of Alabama shale leasehold. Alagasco received a cash benefit in February 2009 from an approximate $26.2 million income tax refund claim from 2007 which resulted from an approved change by the Internal Revenue Service in a tax accounting method relating to the Company’s recovery of its gas distribution property. Working capital needs at Alagasco were additionally affected by decreased gas costs and storage gas inventory compared to the prior period.

The Company had a net outflow of cash from investing activities of $594.2 million for the nine months ended September 30, 2010 primarily due to additions of property, plant and equipment of $518.5 million and net short-term investments of $74.9 million. Energen Resources invested $443.8 million (includes approximately $5.3 million of payments associated with accrued development cost) in capital expenditures primarily related to the acquisition and development of oil and gas properties. In September 2010, Energen Resources completed its purchase of oil properties located in the Permian Basin for a cash price of approximately $189 million. Utility capital expenditures totaled $74.7 million (excludes approximately $0.5 million of accrued capital cost) year-to-date and primarily represented expansion and replacement of its distribution system and replacement of its support facilities.

The Company provided $14.6 million for net financing activities in the year-to-date primarily due to an increase in short-term borrowings partially offset by the payment of dividends to common shareholders.

Oil and Gas Operations

The Company anticipates continued price volatility due to supply- and- demand factors, weather, natural disasters, changes in global economics and political unrest. Commodity price volatility will affect the Company’s revenue and associated cash flow available for investment.

The Company plans to continue investing significant capital in Energen Resources’ oil and gas production operations. For 2010, the Company expects its oil and gas capital spending to total approximately $586 million, including $353 million for existing properties, $209 million for acquisitions in the Permian and San Juan basins and $21 for exploration. On September 30, 2010, Energen completed the purchase of certain oil properties in the Permian Basin for a cash price of $189 million (subject to closing adjustments). This purchase had an effective date of September 1, 2010. Energen acquired proved reserves of approximately 18 million barrels of oil equivalents (MMBOE). Of the proved reserves acquired, an estimated 89 percent are undeveloped. The Company currently expects capital spending at Energen Resources to total approximately $510 million during 2011, including approximately $480 million for existing properties and $25 million for exploration. The 2011 projection may be revised as Energen Resources completes its formal budgeting process and incorporates the effect of any commodity price changes through year-end.

Not included in the above estimates for 2010 capital spending is the purchase and sale agreement Energen signed on October 29, 2010 to buy interests in certain oil properties in the Permian Basin for a cash purchase price of $75 million (subject to closing adjustments). This purchase is expected to close during the fourth quarter and will have an effective date of December 1, 2010. Energen will acquire total estimated proved reserves of approximately 7.6 MMBOE. Of the proved reserves acquired, an estimated 92 percent are undeveloped. Approximately 62 percent of the acquisition’s estimated proved reserves are oil, 24 percent are natural gas liquids and natural gas comprises the remaining 14 percent. Energen Resources will use its credit facilities and internally generated cash flows to finance the acquisition.

The Company also may allocate additional capital for other oil and gas activities such as property acquisitions and additional development of existing properties. Energen Resources may evaluate acquisition opportunities which arise in the marketplace and from time to time will pursue acquisitions that meet Energen’s acquisition criteria. Energen Resources’ ability to invest in property acquisitions is subject to market conditions and industry trends. Property acquisitions are not included in the aforementioned estimate of oil and gas investments and could result in capital expenditures different from those outlined above. To finance capital spending at Energen Resources, the Company primarily expects to use internally generated cash flow supplemented by its credit facilities. The Company also may issue long-term debt and equity periodically to replace short-term obligations, enhance liquidity and provide for permanent financing. The Company currently has no plans for the issuance of equity. Energen Resources has $150 million of long-term debt due in December 2010.

Alabama Shales

In the third quarter of 2010, Energen Resources incurred a write-off of unproved capitalized leasehold associated with remainder of its Alabama shale leasehold. The non-cash charge totaled $14.6 million after-tax (approximately $0.20 per diluted share) and was charged to exploration expense after the Company determined that the flow rates were insufficient to support economic development. In the second quarter of 2010, Energen Resources recorded a non-cash write-off of approximately $10 million after-tax (approximately $0.14 per diluted share) of unproved leasehold costs associated with the deep Conasauga shale acreage. Efforts indicated that the acreage was not economically viable given associated capital costs and the outlook for natural gas prices.

Natural Gas Distribution

Alagasco is subject to regulation by the APSC and is allowed to earn a range of return on average equity of 13.15 percent to 13.65 percent. RSE limits the utility’s equity upon which a return is permitted to 55 percent of total capitalization, subject to certain adjustments. Given existing economic conditions, Alagasco expects only modest growth in equity as annual dividends are typically paid by the utility.

On June 28, 2010, the APSC approved a reduction in depreciation rates, effective June 1, 2010, for Alagasco with the revised prospective composite depreciation rate approximating 3.1 percent. Related to the lower depreciation rates, Alagasco refunded to eligible customers approximately $25.6 million in July, 2010 and will return to eligible customers an additional estimated $115.5 million, which includes approximately $23.1 million between December

1, 2010 and March 31, 2011. The remainder will be refunded to customers on a declining basis through lower tariff rates over an eight year period beginning December 1, 2011. The total amount refundable to customers is subject to adjustments over the entire nine year period for charges made to the ESR and other commission-approved charges. On November 1, 2010, the APSC specifically approved adjustments to the total amount refundable to include items originally approved in the APSC’s 1998 order establishing the ESR, environmental response costs and self insurance costs above $1 million per occurrence. The refund in July, 2010 and the remaining amount refundable over the entire nine year period are due to a re-estimation of future removal costs provided for through the prior depreciation rates. The re-estimation was primarily the result of Alagasco’s actual removal cost experience, combined with technology improvements and Alagasco’s system efficiency improvements, during the past five years.

Alagasco is a mature utility operating in a slow-growth service area. Over the last five years, Alagasco’s customer count has declined at a rate of 0.8 percent despite above-average levels of penetration along existing service lines. To increase its customer base, the utility is pursuing the acquisition of municipally owned gas systems in Alabama and capitalizing on opportunities to expand its service lines to areas with economic growth potential. Alagasco monitors the bad debt reserve and makes adjustments as required based on its evaluation of receivables which are impacted by natural gas prices and the underlying current and future economic conditions facing the utility’s customer base.

Another aspect of growth is usage per customer. Throughout the country, customer use of natural gas has declined over the years in large part due to energy-efficiencies in home construction and appliances, generally warmer winters, and conservation. Alagasco’s marketing emphasis in this area is directed toward retention and increasing end-use applications by existing customers.

Alagasco maintains an investment in storage gas that is expected to average approximately $34 million in 2010 but will vary depending upon the price of natural gas. During 2010 and 2011, Alagasco plans to invest an estimated $93 million and $75 million, respectively, in utility capital expenditures for normal distribution and support systems. The utility anticipates funding these capital requirements through internally generated capital and the utilization of its credit facilities.

Derivative Commodity Instruments

Energen Resources periodically enters into derivative commodity instruments that qualify as cash flow hedges to hedge its price exposure to its estimated oil, natural gas and natural gas liquids production. Such instruments may include natural gas and crude oil over-the-counter (OTC) swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment and commercial banks and energy-trading firms. The Company’s current counterparties with active positions are Morgan Stanley Capital Group, Inc., J Aron & Company, Citibank, N.A., Bank of Montreal, Merrill Lynch Commodities, Inc., BP Corporation North America, Inc. (BP), Barclays Bank PLC, Wachovia Bank National Association and Shell Energy North America (US), L.P. At September 30, 2010, the counterparty agreements under which the Company had active positions did not include collateral posting requirements. Energen Resources was in a net gain position with seven of its active counterparties and in a net loss position with the remaining two at September 30, 2010. The Company is at risk for economic loss based upon the creditworthiness of its counterparties. Hedge transactions are pursuant to standing authorizations by the Board of Directors, which do not authorize speculative positions.

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

Energen Resources entered into the following transactions for the remainder of 2010 and subsequent years:

Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2010	3.5 Bcf	$8.79 Mcf	NYMEX Swaps
	9.4 Bcf	$7.23 Mcf	Basin Specific Swaps
2011	13.1 Bcf	$6.66 Mcf	NYMEX Swaps
	25.7 Bcf	$6.36 Mcf	Basin Specific Swaps
Oil
2010	973 MBbl	$86.65 Bbl	NYMEX Swaps
2011	3,729 MBbl	$77.26 Bbl	NYMEX Swaps
2011	* 518 MBbl	$86.45 Bbl	NYMEX Swaps
2012	3,337 MBbl	$81.63 Bbl	NYMEX Swaps
2012	* 244 MBbl	$88.80 Bbl	NYMEX Swaps
2013	1,608 MBbl	$81.43 Bbl	NYMEX Swaps
2013	* 1,454 MBbl	$89.02 Bbl	NYMEX Swaps
2014	1,176 MBbl	$84.14 Bbl	NYMEX Swaps
2014	* 720 MBbl	$90.68 Bbl	NYMEX Swaps
Oil Basis Differential
2010	574 MBbl	**	Basis Swaps
2011	2,076 MBbl	**	Basis Swaps
2012	672 MBbl	**	Basis Swaps
Natural Gas Liquids
2010	9.3 MMGal	$0.88 Gal	Liquids Swaps
2011	38.9 MMGal	$0.89 Gal	Liquids Swaps
2012	36.4 MMGal	$0.85 Gal	Liquids Swaps
* Contract entered into subsequent to September 30, 2010 ** Average contract prices are not meaningful due to the varying nature of each contract.

Alagasco entered into the following natural gas transactions for the remainder of 2010 and subsequent years:

Production Period	Total Hedged Volumes	Description
2010	6.1 Bcf	NYMEX Swaps
2011	15.2 Bcf	NYMEX Swaps
2012	17.2 Bcf	NYMEX Swaps
2013	1.5 Bcf	NYMEX Swaps

Realized prices are anticipated to be lower than New York Mercantile Exchange (NYMEX) prices primarily due to basis differences and other factors.

See Note 4, Derivative Commodity Instruments, in the Notes to Unaudited Condensed Financial Statements for information regarding the Company’s policies on fair value measurement.

The following sets forth derivative assets and liabilities that were measured at fair value on a recurring basis:

	September 30, 2010
(in thousands)	Level 2*	Level 3*	Total
Current assets	$32,247	$75,509	$107,756
Noncurrent assets	(4,000)	12,094	8,094
Current liabilities	(44,861)	(160)	(45,021)
Noncurrent liabilities	(70,888)	(566)	(71,454)
Net derivative asset (liability)	$(87,502)	$86,877	$(625)

	December 31, 2009
(in thousands)	Level 2*	Level 3*	Total
Current assets	$57,235	$62,208	$119,443
Noncurrent assets	(1,600)	9,424	7,824
Current liabilities	(25,518)	(6,584)	(32,102)
Noncurrent liabilities	(59,914)	(531)	(60,445)
Net derivative asset (liability)	$(29,797)	$64,517	$34,720

*

Amounts classified in accordance with accounting guidance which permits offsetting fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

As of September 30, 2010, Alagasco had $41.9 million and $39.4 million of derivative instruments which are classified as Level 2 fair values and are included in the above table as current liabilities and noncurrent liabilities, respectively. As of December 31, 2009, Alagasco has $25.8 million and $19 million of derivative instruments which are classified as Level 2 fair values and are included in the table as current and noncurrent liabilities, respectively. Alagasco had no derivative instruments classified as Level 3 fair values as of September 30, 2010 and December 31, 2009.

Level 3 assets and liabilities as of September 30, 2010 represent approximately 2 percent of total assets and an immaterial amount of total liabilities, respectively. Changes in fair value primarily result from price changes in the underlying commodity. The Company has prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its derivative instruments. The Company estimates that a 10 percent increase or decrease in commodity prices would result in an approximate $20.4 million change in the fair value of open Level 3 derivative contracts. The resulting impact upon the results of operations for Level 3 derivatives would be immaterial due to derivative instruments qualifying as cash flow hedges. Liquidity requirements to meet the obligation would not be significantly impacted as gains and losses on the derivative contracts would be similarly offset by sales at the spot market price.

Stock Repurchases

Energen periodically considers stock repurchases as a capital investment. Energen may buy shares on the open market or in negotiated purchases. The timing and amounts of any repurchases are subject to changes in market conditions. The Company did not repurchase shares of common stock for this program during the nine months ended September 30, 2010. The Company expects any future stock repurchases to be funded through internally generated cash flow or through the utilization of its credit facilities. During the nine months ended September 30, 2010, the Company had noncash purchases of approximately $2.8 million of Company common stock in conjunction with tax withholdings on its non-qualified deferred compensation plan and other stock compensation plans. The Company utilized internally generated cash flows in payment of the related tax withholdings.

Credit Facilities

On October 29, 2010, Energen and Alagasco entered into an $850 million and a $150 million, respectively, three-year syndicated unsecured credit facility (credit facilities) with domestic and foreign lenders. These credit facilities replace the majority of the Company’s short-term credit facilities which were available to Energen and Alagasco. The Company has no amounts currently borrowed under these credit facilities. There are certain restrictive covenants including a financial covenant with a maximum consolidated debt to capitalization ratio of 65 percent. The Company currently has available credit facilities and short-term credit facilities as follows:

(in thousands)	Current Term	Energen	Alagasco	Total
Syndicated Credit Facility	10/29/2013	$850,000	$150,000	$1,000,000
Bryant Bank	11/1/2011	-	9,000	9,000
BancorpSouth Bank	5/23/2011	-	10,000	10,000
Total		$850,000	$169,000	$1,019,000

Energen and Alagasco rely upon excess cash flow supplemented by the credit facilities and the short-term credit facilities to fund working capital needs. The Company may also issue long-term debt and equity periodically to replace obligations under the credit facilities, enhance liquidity and provide for permanent financing. Energen Resources is a guarantor under the Energen credit facility.

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

Energen and its subsidiaries’ 2007 and 2008 federal consolidated income tax returns are currently under Internal Revenue Service (IRS) examination. In September 2010, the IRS made certain assessments primarily related to Alagasco’s tax accounting method change for the recovery of its gas distribution property. Although the timing of income tax audit resolutions is highly uncertain, an unfavorable outcome in this matter would result in income tax cash payments of approximately $31 million.

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

During the third quarter of 2010, Energen Resources received preliminary findings from the Taxation and Revenue Department (the Department) of the State of New Mexico relating to its audit of federal oil and gas leases located in New Mexico. The audit covered periods from January 2004 through December 2008 and included a review of the computation and payment of royalties due on minerals removed from US federal leases. The Department proposes a change in the method of determining allowable deductions of transportation, fuel and processing costs from royalties due under the terms of the related leases. Such proposal, if determined appropriate, will result in increases of royalties due under the audit periods.

The Department’s preliminary findings are contrary to those allowed under previous audits and are inconsistent with the Company’s understanding of industry practice. The Company intends to vigorously contest the proposal under the preliminary findings and has requested additional information from the Department to determine the basis of its conclusion. Management is unable, at this time, to determine a range of reasonably possible losses as a result of this finding and no amount has been accrued as of September 30, 2010.

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

SELECTED BUSINESS SEGMENT DATA

ENERGEN CORPORATION

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except sales price data)	2010	2009	2010	2009
Oil and Gas Operations
Operating revenues
Natural gas	$119,287	$115,227	$365,302	$343,684
Oil	99,045	80,225	291,543	204,587
Natural gas liquids	15,388	17,496	46,535	48,212
Other	391	5,553	2,931	9,675
Total	$234,111	$218,501	$706,311	$606,158

Production volumes
Natural gas (MMcf)	17,723	18,881	52,768	54,532
Oil (MBbl)	1,290	1,253	3,734	3,456
Natural gas liquids (MMgal)	19.8	20.0	57.6	55.9
Total production volumes (MMcfe)	28,295	29,253	83,401	83,259

Revenue per unit of production including effects of all derivative instruments
Natural gas (Mcf)	$6.73	$6.10	$6.92	$6.30
Oil (barrel)	$76.80	$64.03	$78.09	$59.19
Natural gas liquids (gallon)	$0.78	$0.88	$0.81	$0.86
Revenue per unit of production including effects of qualifying cash flow hedges
Natural gas (Mcf)	$6.73	$6.10	$6.92	$6.30
Oil (barrel)	$76.80	$63.71	$78.09	$58.95
Natural gas liquids (gallon)	$0.78	$0.88	$0.81	$0.86
Revenue per unit of production excluding effects of all derivative instruments
Natural gas (Mcf)	$4.03	$3.06	$4.40	$3.34
Oil (barrel)	$71.75	$63.59	$73.16	$52.17
Natural gas liquids (gallon)	$0.77	$0.66	$0.83	$0.58

Other data
Lease operating expense (LOE)
LOE and other	$47,405	$45,480	$135,965	$134,723
Production taxes	10,475	9,050	31,062	24,160
Total	$57,880	$54,530	$167,027	$158,883
Depreciation, depletion and amortization	$51,363	$48,473	$150,645	$134,189
Capital expenditures	$275,895	$37,596	$386,810	$353,424
Exploration expenditures	$34,506	$1,120	$54,367	$1,374
Operating income	$76,644	$97,682	$289,385	$270,277

Natural Gas Distribution
Operating revenues
Residential	$31,409	$36,371	$334,429	$305,663
Commercial and industrial	17,130	20,834	128,216	126,128
Transportation	12,020	12,043	42,043	39,268
Other	1,134	(460)	(6,556)	398
Total	$61,693	$68,788	$498,132	$471,457
Gas delivery volumes (MMcf)
Residential	1,401	1,498	19,673	15,784
Commercial and industrial	1,155	1,235	8,735	7,613
Transportation	10,783	10,504	33,988	29,775
Total	13,339	13,237	62,396	53,172
Other data
Depreciation and amortization	$9,451	$12,850	$34,380	$38,119
Capital expenditures	$38,283	$21,133	$75,810	$57,107
Operating income (loss)	$(9,015)	$(15,237)	$69,378	$68,844

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

Energen Resources periodically enters into derivative commodity instruments that qualify as cash flow hedges to hedge its exposure to price fluctuations to its estimated oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its gas supply exposure. Such instruments may include natural gas and crude oil over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms and are believed to be creditworthy by the Company. The Company is at risk for economic loss based upon the creditworthiness of its counterparties. All hedge transactions are subject to the Company’s risk management policy, approved by the Board of Directors, which does not permit speculative positions. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge. As of September 30, 2010, the maximum term over which Energen Resources has hedged exposures to the variability of cash flows is through December 31, 2014.

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

The Company’s interest rate exposure as of September 30, 2010, was minimal as all long-term debt obligations were at fixed rates.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs**
July 1, 2010 through July 31, 2010	-		-	-	8,992,700
August 1, 2010 through August 31, 2010	-		-	-	8,992,700
September 1, 2010 through September 30, 2010	250	*	$43.77	-	8,992,700
Total	250		$43.77	-	8,992,700

*	Acquired in connection with tax withholdings and payment of exercise price on stock compensation plans.
**

By resolution adopted May 24, 1994, and supplemented by resolutions adopted April 26, 2000 and June 24, 2006, the Board of Directors authorized the Company to repurchase up to 12,564,400 shares of the Company's common stock. The resolutions do not have an expiration date.

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

The following financial statements from Energen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL: (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statements of Cash Flows, (iv) the Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGEN CORPORATION ALABAMA GAS CORPORATION

November 4, 2010	By	/s/ J. T. McManus, II
J. T. McManus, II
Chairman, Chief Executive Officer and
President of Energen Corporation; Chairman and Chief Executive Officer of Alabama Gas Corporation

November 4, 2010	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr.
Vice President, Chief Financial Officer
and Treasurer of Energen Corporation
and Alabama Gas Corporation

November 4, 2010	By	/s/ Russell E. Lynch, Jr.
Russell E. Lynch, Jr.
Vice President and Controller of Energen Corporation

November 4, 2010	By	/s/ William D. Marshall
William D. Marshall
Vice President and Controller of Alabama Gas Corporation