Form 10-Q
period 2011-03-31
ALABAMA GAS CORP; ENERGEN CORP
filed 2011-05-09
CIK 3146, 277595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number	Registrant	State of Incorporation	IRS Employer Identification Number
1-7810	Energen Corporation	Alabama	63-0757759
2-38960	Alabama Gas Corporation	Alabama	63-0022000

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

Energen Corporation - Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Alabama Gas Corporation - Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Energen Corporation	YES ☐	NO ☒
Alabama Gas Corporation	YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of May 3, 2011.

Energen Corporation	$0.01 par value	72,074,957 shares
Alabama Gas Corporation	$0.01 par value	1,972,052 shares

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

ENERGEN CORPORATION

(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2011	2010

Operating Revenues
Oil and gas operations	$216,792	$237,614
Natural gas distribution	269,572	337,300
Total operating revenues	486,364	574,914

Operating Expenses
Cost of gas	131,749	197,156
Operations and maintenance	103,782	91,702
Depreciation, depletion and amortization	61,128	61,735
Taxes, other than income taxes	28,175	30,637
Accretion expense	1,649	1,486
Total operating expenses	326,483	382,716

Operating Income	159,881	192,198

Other Income (Expense)
Interest expense	(9,404)	(9,960)
Other income	1,230	977
Other expense	(163)	(163)
Total other expense	(8,337)	(9,146)

Income Before Income Taxes	151,544	183,052
Income tax expense	57,276	66,342

Net Income	$94,268	$116,710

Diluted Earnings Per Average Common Share	$1.30	$1.62
Basic Earnings Per Average Common Share	$1.31	$1.63
Dividends Per Common Share	$0.135	$0.130
Diluted Average Common Shares Outstanding	72,240	72,039
Basic Average Common Shares Outstanding	72,001	71,810

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

ENERGEN CORPORATION

(Unaudited)

(in thousands)	March 31, 2011	December 31, 2010

ASSETS
Current Assets
Cash and cash equivalents	$51,571	$22,659
Accounts receivable, net of allowance for doubtful accounts of $12,561 at March 31, 2011, and $15,048 at December 31, 2010	217,151	286,849
Inventories
Storage gas inventory	30,365	36,706
Materials and supplies	20,984	19,045
Liquified natural gas in storage	3,113	3,551
Regulatory asset	27,410	28,286
Income tax receivable	4,664	44,489
Deferred income taxes	63,498	32,732
Prepayments and other	11,172	11,966

Total current assets	429,928	486,283

Property, Plant and Equipment
Oil and gas properties, successful efforts method	4,209,389	4,080,779
Less accumulated depreciation, depletion and amortization	1,202,465	1,161,635
Oil and gas properties, net	3,006,924	2,919,144
Utility plant	1,305,443	1,292,611
Less accumulated depreciation	518,807	509,989
Utility plant, net	786,636	782,622
Other property, net	18,410	17,461

Total property, plant and equipment, net	3,811,970	3,719,227

Other Assets
Regulatory asset	95,947	105,365
Pension and other postretirement assets	13,140	13,907
Deferred charges and other	38,480	38,778

Total other assets	147,567	158,050

TOTAL ASSETS	$4,389,465	$4,363,560

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS

ENERGEN CORPORATION

(Unaudited)

(in thousands, except share and per share data)	March 31, 2011	December 31, 2010

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Long-term debt due within one year	$5,000	$5,000
Notes payable to banks	225,000	305,000
Accounts payable	321,946	268,214
Accrued taxes	58,062	52,845
Customers’ deposits	21,647	20,459
Amounts due customers	4,188	20,161
Accrued wages and benefits	22,446	25,203
Regulatory liability	79,120	75,703
Royalty payable	21,188	19,221
Other	26,897	26,805

Total current liabilities	785,494	818,611

Long-term debt	405,232	405,254

Deferred Credits and Other Liabilities
Asset retirement obligation	99,719	97,415
Pension and other postretirement liabilities	34,285	36,551
Regulatory liability	94,837	110,447
Long-term derivative instruments	186,029	112,936
Deferred income taxes	625,441	615,084
Other	9,911	13,219

Total deferred credits and other liabilities	1,050,222	985,652

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, cumulative $0.01 par value, 5,000,000 shares authorized	-	-
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized, 74,983,359 shares issued at March 31, 2011, and 74,786,376 shares issued at December 31, 2010	750	748
Premium on capital stock	479,363	468,934
Capital surplus	2,802	2,802
Retained earnings	1,964,724	1,880,183
Accumulated other comprehensive loss, net of tax
Unrealized loss on hedges, net	(144,223)	(43,667)
Pension and postretirement plans	(30,048)	(30,730)
Deferred compensation plan	3,459	3,288
Treasury stock, at cost; 3,035,686 shares at March 31, 2011, and 3,024,847 shares at December 31, 2010	(128,310)	(127,515)
Total shareholders’ equity	2,148,517	2,154,043

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,389,465	$4,363,560

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

ENERGEN CORPORATION

(Unaudited)

Three months ended March 31, (in thousands)	2011	2010

Operating Activities
Net income	$94,268	$116,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	61,128	61,735
Accretion expense	1,649	1,486
Deferred income taxes	40,772	14,552
Bad debt expense	718	(2,450)
Exploratory expense	291	978
Change in derivative fair value	(241)	(1,598)
Gain on sale of assets	(25)	(626)
Other, net	3,036	8,939
Net change in:
Accounts receivable	(30,173)	(2,852)
Inventories	4,840	21,568
Accounts payable	34,050	(9,074)
Amounts due customers including gas supply pass-through	9,032	32,989
Income tax receivable	39,825	2,767
Pension and other postretirement benefit contributions	(3,097)	(5,626)
Other current assets and liabilities	6,465	29,739

Net cash provided by operating activities	262,538	269,237

Investing Activities
Additions to property, plant and equipment	(146,971)	(62,003)
Acquisitions, net of cash acquired	(4,303)	(3,850)
Proceeds from sale of assets	552	626
Other, net	(25)	(175)

Net cash used in investing activities	(150,747)	(65,402)

Financing Activities
Payment of dividends on common stock	(9,727)	(9,342)
Issuance of common stock	6,112	408
Payment of long-term debt	(31)	(215)
Net change in short-term debt	(80,000)	-
Tax benefit on stock compensation	767	576

Net cash used in financing activities	(82,879)	(8,573)

Net change in cash and cash equivalents	28,912	195,262
Cash and cash equivalents at beginning of period	22,659	75,844

Cash and Cash Equivalents at End of Period	$51,571	$271,106

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONDENSED STATEMENTS OF INCOME

ALABAMA GAS CORPORATION

(Unaudited)

	Three months ended March 31,
(in thousands)	2011	2010

Operating Revenues	$269,572	$337,300

Operating Expenses
Cost of gas	131,749	197,156
Operations and maintenance	37,322	31,403
Depreciation and amortization	9,780	13,039
Income taxes
Current	21,571	24,655
Deferred	6,400	3,293
Taxes, other than income taxes	15,662	20,447

Total operating expenses	222,484	289,993

Operating Income	47,088	47,307

Other Income (Expense)
Allowance for funds used during construction	158	122
Other income	619	474
Other expense	(73)	(163)

Total other income	704	433

Interest Charges
Interest on long-term debt	3,042	2,968
Other interest expense	575	526

Total interest charges	3,617	3,494

Net Income	$44,175	$44,246

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED BALANCE SHEETS

ALABAMA GAS CORPORATION

(Unaudited)

(in thousands)	March 31, 2011	December 31, 2010

ASSETS
Property, Plant and Equipment
Utility plant	$1,305,443	$1,292,611
Less accumulated depreciation	518,807	509,989

Utility plant, net	786,636	782,622

Other property, net	43	43

Current Assets
Cash and cash equivalents	41,190	16,910
Accounts receivable
Gas	87,661	136,800
Other	10,317	10,229
Affiliated companies	-	698
Allowance for doubtful accounts	(11,700)	(14,200)
Inventories
Storage gas inventory	30,365	36,706
Materials and supplies	4,098	4,147
Liquified natural gas in storage	3,113	3,551
Regulatory asset	27,410	28,286
Income tax receivable	1,347	10,315
Deferred income taxes	26,808	27,302
Prepayments and other	3,638	4,223

Total current assets	224,247	264,967

Other Assets
Regulatory asset	95,947	105,365
Pension and other postretirement assets	8,713	9,201
Deferred charges and other	4,988	5,399

Total other assets	109,648	119,965

TOTAL ASSETS	$1,120,574	$1,167,597

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED BALANCE SHEETS

ALABAMA GAS CORPORATION

(Unaudited)

(in thousands, except share data)	March 31, 2011	December 31, 2010

LIABILITIES AND CAPITALIZATION
Capitalization
Preferred stock, cumulative $0.01 par value, 120,000 shares authorized	$-	$-
Common shareholder’s equity
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,972,052 shares issued at March 31, 2011 and December 31, 2010	20	20
Premium on capital stock	31,682	31,682
Capital surplus	2,802	2,802
Retained earnings	331,996	292,815

Total common shareholder’s equity	366,500	327,319
Long-term debt	200,762	200,793

Total capitalization	567,262	528,112

Current Liabilities
Long-term debt due within one year	5,000	5,000
Notes payable to banks	15,000	70,000
Accounts payable	73,868	83,515
Affiliated companies	1,687	-
Accrued taxes	60,089	48,476
Customers’ deposits	21,647	20,459
Amounts due customers	4,188	20,161
Accrued wages and benefits	7,419	11,851
Regulatory liability	79,120	75,703
Other	12,281	11,822

Total current liabilities	280,299	346,987

Deferred Credits and Other Liabilities
Deferred income taxes	147,686	141,780
Pension and other postretirement liabilities	4,453	4,733
Regulatory liability	94,837	110,447
Long-term derivative instruments	23,282	32,461
Other	2,755	3,077

Total deferred credits and other liabilities	273,013	292,498

Commitments and Contingencies

TOTAL LIABILITIES AND CAPITALIZATION	$1,120,574	$1,167,597

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS

ALABAMA GAS CORPORATION

(Unaudited)

Three months ended March 31, (in thousands)	2011	2010

Operating Activities
Net income	$44,175	$44,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,780	13,039
Deferred income taxes	6,400	3,293
Bad debt expense	705	(2,454)
Other, net	1,226	2,578
Net change in:
Accounts receivable	8,085	(18,165)
Inventories	6,828	23,979
Accounts payable	(8,452)	13,580
Amounts due customers including gas supply pass-through	9,032	32,989
Income tax receivable	8,968	2,130
Pension and other postretirement benefit contributions	(703)	(2,403)
Other current assets and liabilities	9,415	13,170

Net cash provided by operating activities	95,459	125,982

Investing Activities
Additions to property, plant and equipment	(13,655)	(14,311)
Other, net	814	(33)

Net cash used in investing activities	(12,841)	(14,344)

Financing Activities
Dividends	(4,994)	(9,340)
Payment of long-term debt	(31)	(215)
Net increases (decreases) in advances from affiliates	1,687	(21,624)
Net change in short-term debt	(55,000)	-

Net cash used in financing activities	(58,338)	(31,179)

Net change in cash and cash equivalents	24,280	80,459
Cash and cash equivalents at beginning of period	16,910	9,460

Cash and Cash Equivalents at End of Period	$41,190	$89,919

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION

1. BASIS OF PRESENTATION

The unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2010, 2009 and 2008 included in the 2010 Annual Report of Energen Corporation (the Company) and Alabama Gas Corporation (Alagasco) on Form 10-K. Alagasco has a September 30 fiscal year for rate-setting purposes (rate year) and reports on a calendar year for the Securities and Exchange Commission and all other financial accounting reporting purposes. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required for complete financial statements. The Company’s natural gas distribution business is seasonal in character and influenced by weather conditions. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year.

All adjustments to the unaudited financial statements that are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been recorded. Such adjustments consisted of normal recurring items. Certain reclassifications were made to conform prior years’ financial statements to the current-quarter presentation.

During the first quarter of 2010, Alagasco identified an error in calculating the estimate of the allowance for doubtful accounts as of December 31, 2009. This error resulted in a $3 million overstatement to the allowance for doubtful accounts and a corresponding overstatement of net income by approximately $0.6 million (approximately $0.01 per diluted share) after reflecting the regulatory limits on Alagasco’s allowed rate of return for rate year ending September 30, 2010 in the application of Rate Stabilization and Equalization. The Company considered the net impact of this adjustment on the prior quarterly and year-end results, and the results of Alagasco and Energen for the year ended December 31, 2010 and determined that the amount was not material to these periods. The Company corrected this error in the first quarter of 2010.

2. REGULATORY MATTERS

Alagasco is subject to regulation by the APSC which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983. RSE’s current extension is for a seven-year period ended December 31, 2014. RSE will continue after December 31, 2014, unless, after notice to the Company and a hearing, the APSC votes to modify or discontinue the RSE methodology.

Alagasco’s allowed range of return on average common equity remains 13.15 percent to 13.65 percent throughout the term of the RSE order. Under RSE the APSC conducts quarterly reviews to determine, based on Alagasco’s projections and year-to-date performance, whether Alagasco’s return on average common equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4 percent of prior-year revenues. During the three months ended March 31, 2011, Alagasco had a net $3.3 million pre-tax reduction in revenues to bring the return on average common equity to midpoint within the allowed range of return. During the three months ended March 31, 2010, Alagasco had an $8.8 million pre-tax reduction in revenues to bring the return on average common equity to midpoint within the allowed range of return. Under the provisions of RSE, a $1.3 million annual decrease and a $10.2 million annual increase in revenues became effective December 1, 2010 and 2009, respectively.

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

In 1998, the APSC approved an Enhanced Stability Reserve, with a maximum funding level of $4 million, to which Alagasco could charge the full amount of: (1) extraordinary O&M expenses resulting from force majeure events when one or a combination of two such events results in more than $200,000 of additional O&M expense during a rate year; or (2) negative individual large commercial and industrial customer budget revenue variances that exceed $250,000 during the rate year, if such losses caused Alagasco’s year-end return on average common equity (RCE) to fall below the bottom of the APSC-approved return on equity range currently at 13.15 percent. Prior to June 28, 2010, the APSC provided for accretions to the ESR of no more than $40,000 monthly until the maximum funding level was achieved, following a year in which a charge against the ESR was made. The APSC’s June 28, 2010 order approved Alagasco’s lower depreciation rates and approved standing authority for Alagasco to charge items to the ESR in excess of its funded balance and to allocate each year from the refundable negative salvage costs that are being refunded to customers over the nine year period the amount necessary to clear the debit balance in the ESR each September 30, subject to APSC-approved guidelines. The APSC also approved the amortization of the ESR into rates over a five year period in cases where the ESR is unfunded or underfunded, subject to APSC-approved guidelines. As a result of these changes in the funding mechanism for the ESR, the APSC suspended the $40,000 per month accruals to the ESR during the nine year period when the refundable negative salvage costs are being refunded to customers.

Following a vote on September 7, 2010, the APSC, by order dated November 1, 2010, approved expansion of the ESR to include extraordinary O&M charges related to environmental response costs and to self insurance costs that exceed $1 million per occurrence. In addition, the APSC raised the thresholds on items that may be charged to the ESR as follows: (1) extraordinary O&M expenses, other than environmental response costs and self insurance costs, resulting from a single event that results in more than $275,000 of increased O&M; (2) extraordinary O&M expenses, other than environmental response costs and self insurance costs, resulting from a combination of extraordinary O&M events that result in more than $412,500 of increased O&M; and (3) negative individual large commercial and industrial customer budget variances that exceed $350,000. Charges to the ESR relating to extraordinary O&M expenses can only be made when the Company’s year-end return on average common equity for RSE, not including the ESR charge, is below the midpoint of the APSC-approved return on equity range and only to the extent necessary to bring the RCE to the midpoint of the range. Charges to the ESR relating to negative individual large commercial and industrial customer revenue variances can only be made if such losses cause the RCE to fall below the bottom of the APSC-approved return on equity range currently at 13.15 percent, and then only to the extent necessary to bring the RCE up to the midpoint of the range. In the event that Alagasco’s RCE at September 30 of the related year is above the midpoint, any debit balance in the ESR shall remain in the ESR for recovery in subsequent years subject to the established guidelines. Additionally, the APSC, while confirming the five year amortization period established in the June 28, 2010 order for charges to the ESR in cases where the ESR is unfunded or underfunded, limited the amortization expense to $660,000 annually, with any excess amortization expense over $660,000 in any rate year being carried over and amortized in future rate years until full amortization of the ESR debit balance is complete. The APSC also raised the $40,000 per month accruals to $55,000 per month, but suspended the accruals pending further order of the APSC. Finally, the APSC established guidelines for the documentation, reporting and approval of rate recovery of items charged to the ESR.

In connection with the above, Alagasco expects to recover certain manufactured gas plant site remediation costs through future rates and has recorded a corresponding amount to its Enhanced Stability Reserve regulatory account of $4.1 million and $3.8 million as of March 31, 2011 and December 31, 2010, respectively, as more fully described in Note 9, Commitments and Contingencies.

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

Energen Resources periodically enters into derivative commodity instruments that qualify as cash flow hedges to hedge its exposure to price fluctuations on oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Such instruments may include over-the-counter (OTC) swaps and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. The Company is at risk for economic loss based upon the creditworthiness of its counterparties. Energen Resources was in a net loss position with ten of its active counterparties and in a net gain position with the remaining one at March 31, 2011. The four largest counterparty positions at March 31, 2011, Morgan Stanley Capital Group, Inc., Citibank, N.A., Shell Energy North America (US), L.P. and J Aron & Company, constituted approximately $64.6 million, $60.5 million, $45.3 million and a $34.3 million, respectively, of Energen Resources’ net loss on fair value of derivatives. Barclays Bank PLC was the only counterparty in a gain position of $8.1 million.

The current policy of the Company is to not enter into agreements that require the posting of collateral. The Company has a few older agreements, none of which have active positions as of March 31, 2011, which include collateral posting requirements based on the amount of exposure and counterparty credit ratings. The majority of the Company’s counterparty agreements include provisions for net settlement of transactions payable on the same date and in the same currency. Most of the agreements include various contractual set-off rights which may be exercised by the non-defaulting party in the event of an early termination due to a default.

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

The following tables detail the fair values of commodity contracts by business segment on the balance sheets:

(in thousands)	March 31, 2011
	Oil and Gas Operations		Natural Gas Distribution	Total

Derivative assets or (liabilities) designated as hedging instruments
Accounts receivable	$62,236		$-	$62,236
Long-term asset derivative instruments	1,901	*	-	1,901
Total derivative assets	64,137		-	64,137
Accounts receivable	(46,954	)*	-	(46,954)
Accounts payable	(94,219)		-	(94,219)

(in thousands)	March 31, 2011
	Oil and Gas Operations	Natural Gas Distribution	Total

Long-term liability derivative instruments	(164,648)	-	(164,648)
Total derivative liabilities	(305,821)	-	(305,821)
Total derivatives designated	(241,684)	-	(241,684)
Derivative assets or (liabilities) not designated as hedging instruments
Accounts payable	(94)	(27,003)	(27,097)
Long-term liability derivative instruments	-	(23,282)	(23,282)
Total derivative liabilities	(94)	(50,285)	(50,379)
Total derivatives not designated	(94)	(50,285)	(50,379)
Total derivatives	$(241,778)	$(50,285)	$(292,063)

(in thousands)	December 31, 2010
	Oil and Gas Operations	Natural Gas Distribution	Total

Derivative assets or (liabilities) designated as hedging instruments
Accounts receivable	$85,867	$-	$85,867
Long-term asset derivative instruments	3,156 *	-	3,156
Total derivative assets	89,023	-	89,023
Accounts receivable	(25,315)*	-	(25,315)
Accounts payable	(50,508)	-	(50,508)
Long-term liability derivative instruments	(83,631)	-	(83,631)
Total derivative liabilities	(159,454)	-	(159,454)
Total derivatives designated	(70,431)	-	(70,431)
Derivative assets or (liabilities) not designated as hedging instruments
Accounts payable	(110)	(27,906)	(28,016)
Long-term liability derivative instruments	-	(32,461)	(32,461)
Total derivative liabilities	(110)	(60,367)	(60,477)
Total derivatives not designated	(110)	(60,367)	(60,477)
Total derivatives	$(70,541)	$(60,367)	$(130,908)
*

Amounts classified in accordance with accounting guidance which permits offsetting fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

The Company had a net $88.4 million and a net $26.8 million deferred tax asset included in current and noncurrent deferred income taxes on the consolidated balance sheets related to derivative items included in OCI as of March 31, 2011 and December 31, 2010, respectively.

Alagasco recognizes all derivatives as either assets or liabilities on the balance sheet with a corresponding regulatory asset or liability. Any gains or losses are passed through to customers using the mechanisms of the GSA in compliance with Alagasco’s APSC-approved tariff.

The following table details the effect of derivative commodity instruments in cash flow hedging relationships on the financial statements:

(in thousands)	Location on Income Statement	Three months ended March 31, 2011	Three months ended March 31, 2010
Gain (loss) recognized in OCI on derivative (effective portion), net of tax of ($59.4) million and $34 million	-	$(96,873)	$55,469
Gain reclassified from accumulated OCI into income (effective portion)	Operating revenues	$7,591	$36,724
Gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Operating revenues	$(1,651)	$1,704

The following table details the effect of derivative commodity instruments not designated as hedging instruments on the income statements:

(in thousands)	Location on Income Statement	Three months ended March 31, 2011	Three months ended March 31, 2010
Loss recognized in income on derivative	Operating revenues	$(1)	$(2)

As of March 31, 2011, $43.4 million, net of tax, of deferred net losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified and reported in earnings as operating revenues during the next twelve-month period. The actual amount that will be reclassified to earnings over the next year could vary materially from this amount due to changes in market conditions. As of March 31, 2011, the Company had 9 thousand barrels (MBbl) of oil hedges which expire during 2011 that did not meet the definition of a cash flow hedge but are considered by the Company to be economic hedges.

Energen Resources entered into the following transactions for the remainder of 2011 and subsequent years:

Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2011	10.7 Bcf	$6.47 Mcf	NYMEX Swaps
	29.2 Bcf	$5.65 Mcf	Basin Specific Swaps
2012	11.0 Bcf	$5.07 Mcf	NYMEX Swaps
	29.5 Bcf	$4.60 Mcf	Basin Specific Swaps
2013	8.8 Bcf	$5.30 Mcf	NYMEX Swaps
	25.1 Bcf	$4.88 Mcf	Basin Specific Swaps
Oil
2011	3,249 MBbl	$78.69 Bbl	NYMEX Swaps
2012	3,744 MBbl	$82.52 Bbl	NYMEX Swaps
2013	3,199 MBbl	$85.32 Bbl	NYMEX Swaps
2014	2,742 MBbl	$87.44 Bbl	NYMEX Swaps
Oil Basis Differential
2011	1,557 MBbl	*	Basis Swaps
2012	672 MBbl	*	Basis Swaps
Natural Gas Liquids
2011	31.9 MMGal	$0.90 Gal	Liquids Swaps
2012	39.9 MMGal	$0.86 Gal	Liquids Swaps
* Average contract prices are not meaningful due to the varying nature of each contract.

Alagasco entered into the following natural gas transactions for the remainder of 2011 and subsequent years:
Production Period	Total Hedged Volumes		Description
2011	8.1 Bcf		NYMEX Swaps
2012	17.2 Bcf		NYMEX Swaps
2013	1.5 Bcf		NYMEX Swaps

As of March 31, 2011, the maximum term over which Energen Resources and Alagasco have hedged exposures to the variability of cash flows is through December 31, 2014 and December 31, 2013, respectively.

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

The following sets forth derivative assets and liabilities that were measured at fair value on a recurring basis:

	March 31, 2011
(in thousands)	Level 2*	Level 3*	Total
Current assets	$(17,467)	$32,749	$15,282
Current liabilities	(116,455)	(4,861)	(121,316)
Noncurrent liabilities	(175,068)	(10,961)	(186,029)
Net derivative asset (liability)	$(308,990)	$16,927	$(292,063)

	December 31, 2010
(in thousands)	Level 2*	Level 3*	Total
Current assets	$10,316	$50,236	$60,552
Current liabilities	(76,527)	(1,997)	(78,524)
Noncurrent liabilities	(107,452)	(5,484)	(112,936)
Net derivative asset (liability)	$(173,663)	$42,755	$(130,908)
*

Amounts classified in accordance with accounting guidance which permits offsetting fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

As of March 31, 2011, Alagasco had $27 million and $23.3 million of derivative instruments which are classified as Level 2 fair values and are included in the above table as current liabilities and noncurrent liabilities, respectively. As of December 31, 2010, Alagasco had $27.9 million and $32.5 million of derivative instruments which are classified as Level 2 fair values and are included in the above table as current and noncurrent liabilities, respectively. Alagasco had no derivative instruments classified as Level 3 fair values as of March 31, 2011 and December 31, 2010.

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 derivative commodity instruments as follows:

(in thousands)	Three months ended March 31, 2011	Three months ended March 31, 2010
Balance at beginning of period	$42,755	$64,517
Realized losses	702	4
Unrealized gains (losses) relating to instruments held at the reporting date	(11,274)	66,671
Settlements during period	(15,256)	(16,752)
Balance at end of period	$16,927	$114,440

4. RECONCILIATION OF EARNINGS PER SHARE (EPS)

(in thousands, except per share amounts)	Three months ended March 31, 2011			Three months ended March 31, 2010
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS	$94,268	72,001	$1.31	$116,710	71,810	$1.63
Effect of dilutive securities
Stock options		233			214
Non-vested restricted stock		6			15
Diluted EPS	$94,268	72,240	$1.30	$116,710	72,039	$1.62

For the three months ended March 31, 2011 and 2010, the Company had 293,978 and 479,820, respectively, options that were excluded from the computation of diluted EPS, as their effect was non-dilutive. For the three months ended March 31, 2011 and 2010, the Company had no shares of non-vested restricted stock that were excluded from the computation of diluted EPS.

5. SEGMENT INFORMATION

The Company principally is engaged in two business segments: the development, acquisition, exploration and production of oil and gas in the continental United States (oil and gas operations) and the purchase, distribution and sale of natural gas in central and north Alabama (natural gas distribution).

	Three months ended March 31,
(in thousands)	2011	2010
Operating revenues
Oil and gas operations	$216,792	$237,614
Natural gas distribution	269,572	337,300
Total	$486,364	$574,914
Operating income (loss)
Oil and gas operations	$85,059	$117,285
Natural gas distribution	75,059	75,255
Eliminations and corporate expenses	(237)	(342)
Total	$159,881	$192,198
Other income (expense)
Oil and gas operations	$(5,447)	$(5,871)
Natural gas distribution	(2,913)	(3,061)
Eliminations and other	23	(214)
Total	$(8,337)	$(9,146)
Income before income taxes	$151,544	$183,052

(in thousands)	March 31, 2011	December 31, 2010
Identifiable assets
Oil and gas operations	$3,231,375	$3,160,601
Natural gas distribution	1,120,574	1,166,899
Eliminations and other	37,516	36,060
Total	$4,389,465	$4,363,560

6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following:

	Three months ended March 31,
(in thousands)	2011	2010
Net income	$94,268	$116,710
Other comprehensive income (loss):
Current period change in fair value of derivative instruments, net of tax of ($59.4) million and $34 million	(96,873)	55,469
Reclassification adjustment for derivative instruments, net of tax of ($2.3) million and ($14.6) million	(3,683)	(23,825)
Pension and postretirement plans, net of tax of $0.4 million and $0.3 million	682	628
Comprehensive income (loss)	$(5,606)	$148,982

(in thousands)	March 31, 2011	December 31, 2010
Unrealized loss on hedges, net of tax of ($88.4) million and ($26.8) million	$(144,223)	$(43,667)
Pension and postretirement plans, net of tax of ($16.2) million and ($16.5) million	(30,048)	(30,730)
Accumulated other comprehensive loss	$(174,271)	$(74,397)

7. STOCK COMPENSATION

1997 Stock Incentive Plan

The 1997 Stock Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, or a combination thereof to officers and key employees. On April 27, 2011, the Company amended the 1997 Stock Incentive Plan to increase the number of shares authorized for issuance by 3,000,000 shares. This increase resulted in 3,794,326 shares being available for future issuances. Options granted under the Plan provide for the purchase of Company common stock at not less than the fair market value on the date the option is granted. The sale or transfer of the shares is limited during certain periods. All outstanding options vest within three years from date of grant and expire 10 years from the grant date. The Company granted 293,978 non-qualified option shares during the first quarter of 2011 with a grant-date fair value of $19.65.

2004 Stock Appreciation Rights Plan

The Energen 2004 Stock Appreciation Rights Plan provides for the payment of cash incentives measured by the long-term appreciation of Company stock. These awards are liability awards which settle in cash and are re-measured each reporting period until settlement and have a three year vesting period. The Company granted 189,984 awards during the first quarter of 2011. These awards had a fair value of $26.74 as of March 31, 2011.

Petrotech Incentive Plan

The Energen Resources’ Petrotech Incentive Plan provides for the grant of stock equivalent units. These awards are liability awards which settle in cash and are re-measured each reporting period until settlement. During 2011, Energen Resources awarded 5,076 Petrotech units with a three year vesting period. These awards had a fair value of $61.66 as of March 31, 2011.

1997 Deferred Compensation Plan

During the three months ended March 31, 2011, the Company had noncash purchases of approximately $0.4 million of Company common stock in conjunction with tax withholdings on its non-qualified deferred compensation plan and other stock compensation. The Company utilized internally generated cash flows in payment of the related tax withholdings.

8. EMPLOYEE BENEFIT PLANS

The components of net pension expense for the Company’s two defined benefit non-contributory pension plans and certain nonqualified supplemental pension plans were:

	Three months ended March 31,
(in thousands)	2011	2010
Service cost	$2,293	$2,144
Interest cost	2,740	2,841
Expected long-term return on assets	(3,868)	(3,229)
Actuarial loss	1,609	1,443
Prior service cost amortization	124	124
Net periodic expense	$2,898	$3,323

The Company anticipates required contributions of approximately $7.2 million during 2011 to the pension plans. The Company expects sufficient funding credits, as established under Internal Revenue Code Section 430(f), exist to meet the required funding. It is not anticipated that the funded status of the pension plans will fall below statutory thresholds requiring accelerated funding or constraints on benefit levels or plan administration. No additional discretionary contributions are currently expected to be made to the pension plans by the Company during 2011. For the three months ending March 31, 2011, the Company made benefit payments aggregating $2.2 million to retirees from the nonqualified supplemental retirement plans and expects to make additional benefit payments of approximately $105,000 through the remainder of 2011.

The components of net periodic postretirement benefit expense for the Company’s postretirement benefit plans were:

	Three months ended March 31,
(in thousands)	2011	2010
Service cost	$442	$516
Interest cost	1,111	1,208
Expected long-term return on assets	(1,104)	(996)
Transition amortization	479	479
Net periodic expense	$928	$1,207

For the three months ended March 31, 2011, the Company made contributions aggregating $0.9 million to the postretirement benefit plan assets. The Company expects to make additional discretionary contributions of approximately $2.8 million to postretirement benefit plan assets through the remainder of 2011. During the first quarter of 2010, the Company recognized $128,000 in income tax expense resulting from a reduction in deferred tax asset related to changes in the tax treatment for the Medicare Part D subsidy under the recently enacted health care reform legislation.

9. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Certain of Alagasco’s long-term contracts associated with the delivery and storage of natural gas include fixed charges of approximately $138 million through September 2024. During the three months ending March 31, 2011 and 2010, Alagasco recognized approximately $14.3 million and $14.8 million, respectively, of long-term commitments through expense and its regulatory accounts in the accompanying financial statements. Alagasco also is committed to purchase minimum quantities of gas at market-related prices or to pay certain costs in the event the minimum quantities are not taken. These purchase commitments are approximately 229 Bcf through August 2020.

Alagasco purchases gas as an agent for certain of its large commercial and industrial customers. Alagasco has in certain instances provided commodity-related guarantees to the counterparties in order to facilitate these agency purchases. Liabilities existing for gas delivered to customers subject to these guarantees are included in the balance sheets. In the event the customer for whom the guarantee was entered fails to take delivery of the gas, Alagasco can sell such gas for the customer, with the customer liable for any resulting loss. Although the substantial majority of purchases under these guarantees are for the customers’ current monthly consumption and are at current market prices, in some instances, the purchases are for an extended term at a fixed price. At March 31, 2011, the fixed price purchases under these guarantees had a maximum term outstanding through March 2012 and an aggregate purchase price of $3.3 million with a market value of $3.3 million.

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

In June 2009, Alagasco received a General Notice Letter from the United States Environmental Protection Agency (EPA) identifying Alagasco as a responsible party for a former manufactured gas plant (MGP) site located in Huntsville, Alabama, and inviting Alagasco to enter an Administrative Settlement Agreement and Order on Consent to perform a removal action at that site. The Huntsville MGP, along with the Huntsville gas distribution system, was sold by Alagasco to the City of Huntsville in 1949 with such sale being approved by the APSC. While Alagasco no longer owns the Huntsville site, the Company and the current site owner have entered into a Consent Order, developed an action plan for the site and are in the process of executing the plan. Based on information available at this time, Alagasco estimates that it may incur costs associated with the site of approximately $4.4 million, including costs previously incurred. During the three months ended March 31, 2011, the Company incurred costs of $1 million associated with the site. As of March 31, 2011, the Company has accrued a contingent liability of $2.5 million in addition to the costs previously incurred. The estimate assumes an action plan for excavation of affected soil and sediment only. If it is determined that a greater scope of work is appropriate, then actual costs will likely exceed the estimate. Alagasco expects to recover such costs through future rates and has recorded a corresponding amount to its Enhanced Stability Reserve regulatory asset account.

New Mexico Audits: During the third quarter of 2010, Energen Resources received preliminary findings from the Taxation and Revenue Department (the Department) of the State of New Mexico relating to its audit of federal oil and gas leases in New Mexico. The audit covered periods from January 2004 through December 2008 and included a review of the computation and payment of royalties due on minerals removed from specified U.S. federal leases. The Department proposes a change in the method of determining allowable deductions of transportation, fuel and processing costs from royalties due under the terms of the related leases.

As a result of the audit, Energen Resources has been ordered by the Office of Natural Resources Revenue (ONRR) to pay additional royalties on the specified U.S. federal leases in the amount of $142,000 and restructure its accounting for all federal leases in two counties in New Mexico from March 1, 2004 forward. The preliminary findings and subsequent Order (issued April 25, 2011) are contrary to those allowed under previous audits and are inconsistent with the Company’s understanding of industry practice. The Company intends to vigorously contest the Order and has requested additional information from the Department to determine the basis of its conclusion. Management is unable, at this time, to determine a range of reasonably possible losses as a result of this Order and no amount has been accrued as of March 31, 2011.

10. FINANCIAL INSTRUMENTS

The stated value of cash and cash equivalents, short-term investments, trade receivables (net of allowance), and short-term debt approximates fair value due to the short maturity of the instruments. The fair value of Energen’s long-term debt, including the current portion, approximates $429.4 million and has a carrying value of $410.8 million at March 31, 2011. The fair value of Alagasco’s fixed-rate long-term debt, including the current portion, approximates $205.9 million and has a carrying value of $205.8 million at March 31, 2011. The fair values were based on market prices of similar debt issues having the same remaining maturities, redemption terms and credit rating.

Finance Receivables: Alagasco finances third-party contractor sales of merchandise including gas furnaces and appliances. At March 31, 2011 and December 31, 2010, Alagasco’s finance receivable totaled $9 million and $8.8 million, respectively. These finance receivables currently have an average balance of approximately $3,000 and with terms of up to 60 months. Financing is available only to qualified customers who meet credit worthiness thresholds for customer payment history and external agency credit reports. Alagasco relies upon ongoing payments as the primary indicator of credit quality during the term of each contract. The allowance for credit losses is recognized using an estimate of write-off percentages based on historical experience applied to an aging of the finance receivable balance. At March 31, 2011 and December 31, 2010, Alagasco had an allowance for credit losses related to its finance receivables of $482,000 and $447,000, respectively. Delinquent accounts are evaluated on a case-by-case basis and, absent evidence of debt repayment after 90 days, are due in full and assigned to a third-party collection agency. The remaining finance receivable is written off approximately 12 months after being assigned to the third-party collection agency. Alagasco had finance receivables past due 90 days or more of $317,000 as of March 31, 2011.

The following table sets forth a summary of changes in the allowance for credit losses as follows:

(in thousands)
Allowance for credit losses as of December 31, 2010	$447
Provision	35
Allowance for credit losses as of March 31, 2011	$482

11. REGULATORY ASSETS AND LIABILITIES

The following table details regulatory assets and liabilities on the balance sheets:

	March 31, 2011		December 31, 2010

(in thousands)	Current	Noncurrent	Current	Noncurrent
Regulatory assets:
Pension and postretirement assets	$166	$59,657	$132	$60,284
Accretion and depreciation for asset retirement obligation	-	8,789	-	8,681

	March 31, 2011		December 31, 2010

(in thousands)	Current	Noncurrent	Current	Noncurrent
Risk management activities	27,003	23,282	27,906	32,461
RSE adjustment	25	-	25	-
Enhanced stability reserve	-	4,124	-	3,794
Other	216	95	223	145
Total regulatory assets	$27,410	$95,947	$28,286	$105,365
Regulatory liabilities:
RSE adjustment	$7,398	$-	$4,147	$-
Unbilled service margin	15,294	-	34,197	-
Postretirement liabilities	-	856	-	754
Gas supply adjustment	36,737	-	14,990	-
Asset removal costs, net	-	7,306	-	6,913
Refundable negative salvage	19,658	74,322	22,336	90,504
Asset retirement obligation	-	11,525	-	11,439
Other	33	828	33	837
Total regulatory liabilities	$79,120	$94,837	$75,703	$110,447

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

During the three months ended March 31, 2011, Energen Resources recognized amounts representing expected future costs associated with site reclamation, facilities dismantlement, and plug and abandonment of wells as follows:

(in thousands)
Balance of ARO as of December 31, 2010	$97,415
Liabilities incurred	1,164
Liabilities settled	(509)
Accretion expense	1,649
Balance of ARO as of March 31, 2011	$99,719

The Company recognizes conditional obligations if such obligations can be reasonably estimated and a legal requirement to perform an asset retirement activity exist. Alagasco recorded a conditional asset retirement obligation, on a discounted basis of $11.5 million and $11.4 million to purge and cap its gas pipelines upon abandonment, as a regulatory liability as of March 31, 2011 and December 31, 2010, respectively. The conditional asset retirement obligations as of December 31, 2010 reflect the re-estimation of removal costs associated with Alagasco’s revised depreciation rate. The costs associated with asset retirement obligations are currently either being recovered in rates or are probable of recovery in future rates.

Alagasco accrues removal costs on certain gas distribution assets over the useful lives of its property, plant and equipment through depreciation expense in accordance with rates approved by the APSC. Regulatory liabilities for accumulated asset removal costs of $7.3 million and $6.9 million for March 31, 2011 and December 31, 2010, respectively, are included as regulatory liabilities in deferred credits and other liabilities on the balance sheets. As of March 31, 2011, the Company recognized $19.7 million and $74.3 million of refundable negative salvage as regulatory liabilities in current liabilities and deferred credit and other liabilities, respectively, on the balance sheet in response to the June 28, 2010 APSC order.

13. ACQUISITION AND DISPOSITIONS OF OIL AND GAS PROPERTIES

In April 2011, Energen completed the purchase of unproved leasehold oil properties for a cash purchase price of approximately $37 million covering an estimated 11,000 net acres in the Permian Basin.

On December 15, 2010, Energen completed the purchase of certain oil properties in the Permian Basin for a cash purchase price of $74 million. This purchase had an effective date of December 1, 2010. Energen acquired proved reserves of approximately 7.6 million barrels of oil equivalents (MMBOE). Of the proved reserves acquired, an estimated 92 percent are undeveloped. Approximately 62 percent of the acquisition’s estimated proved reserves are oil, 24 percent are natural gas liquids and natural gas comprises the remaining 14 percent. Energen Resources used its credit facilities and internally generated cash flows to finance the acquisition. Pro forma financial information for this acquisition is not presented because it would not be materially different from the information presented in the consolidated statements of income.

The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed recognized as of December 15, 2010 (including the effects of closing adjustments).

(in thousands)
Consideration given
Cash (net)	$73,630
Recognized amounts of identifiable assets acquired and liabilities assumed
Proved properties	$41,066
Unproved leasehold properties	32,500
Accounts receivable	143
Asset retirement obligation	(79)
Total identifiable net assets	$73,630

The impact to operating revenues and operating income from this acquisition was not material for the three months ended March 31, 2011.

On December 9, 2010, Energen completed the asset purchase of certain oil properties in the Permian Basin from SandRidge Energy, Inc. for a cash purchase price of $103 million (subject to closing adjustments). This purchase had an effective date of December 9, 2010. Energen acquired no proved reserves related to this acquisition. Energen Resources used its credit facilities and internally generated cash flows to finance the acquisition.

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

Included in the Company’s consolidated results of operations for the three months ended March 31, 2011, is $7.6 million of operating revenues and $3.7 million in operating income resulting from the operation of the properties acquired above.

14. RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. These disclosures as of the end of a reporting period are effective for the interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The disclosures required under this standard have been included in Note 10, Financial Instruments.

On January 1, 2010, the Company adopted Accounting Standard Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements. These disclosures are effective for the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The disclosures required under this standard have been included in Note 3, Derivative Commodity Instruments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Energen’s net income totaled $94.3 million ($1.30 per diluted share) for the three months ended March 31, 2011 compared with net income of $116.7 million ($1.62 per diluted share) for the same period in the prior year. Energen Resources Corporation, Energen’s oil and gas subsidiary, had net income for the three months ended March 31, 2011, of $49.7 million as compared with $71.7 million in the same quarter in the previous year. Lower commodity prices (approximately $21 million after-tax), increased administrative expense (approximately $2 million after-tax), higher depreciation, depletion and amortization (DD&A) expense (approximately $2 million after-tax) and increased lease operating expense excluding production taxes (approximately $2 million after-tax) were partially offset by increased production volumes (approximately $9 million after-tax). Energen’s natural gas utility, Alagasco, reported net income of $44.2 million in both the first quarter of 2011 and 2010.

Oil and Gas Operations

Revenues from oil and gas operations fell 8.8 percent to $216.8 million for the three months ended March 31, 2011 largely as a result of decreased realized natural gas and oil commodity prices partially offset by higher oil and natural gas liquid production volumes. During the current quarter, revenue per unit of production for natural gas decreased 23.3 percent to $5.52 per thousand cubic feet (Mcf), while oil revenue per unit of production fell 4.5 percent to $75.70 per barrel. Natural gas liquids revenue per unit of production rose 1.1 percent to an average price of $0.89 per gallon.

Production in the current quarter increased largely due to higher volumes related to the September 2010 and December 2010 purchases of certain Permian Basin oil properties and field development. Negatively impacting production was the effect of severe winter weather and wildfires in the Permian Basin along with normal production declines. Natural gas production in the first quarter declined slightly to 17.3 billion cubic feet (Bcf), oil volumes increased 15 percent to 1,364 thousand barrels (MBbl) and natural gas liquids production rose 4.8 percent to 19.7 million gallons (MMgal). Natural gas comprised approximately 61 percent of Energen Resources’ production for the current quarter.

Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. The Company includes gains and losses on the disposition of these assets in operating revenues. Energen Resources recorded a pre-tax gain of $42,000 on the sale of various properties in the first quarter of 2011. In the first quarter of 2010, Energen Resources recorded a pre-tax gain of $0.6 million largely from the sale of certain property in the Black Warrior Basin.

Operations and maintenance (O&M) expense increased $6.3 million for the quarter. Lease operating expense (excluding production taxes) increased $3.1 million for the quarter largely due to the September and December 2010 acquisitions of Permian Basin oil properties (approximately $0.9 million), higher ad valorem taxes (approximately $0.8 million), additional nonoperated costs ($0.8 million) and higher gathering system expense ($0.5 million). Administrative expense increased $3.7 million for the three months ended March 31, 2011 largely due to Company’s performance-based compensation plans (approximately $2.4 million), increased labor costs (approximately $0.8 million) partially offset by decreased legal expenses (approximately $0.5 million). Exploration expense fell $0.6 million in the first quarter of 2011.

Energen Resources’ DD&A expense for the quarter rose $2.7 million. The average depletion rate for the current quarter was $10.67 per barrel of oil equivalent (BOE) as compared to $10.54 per BOE in the same period a year ago. The increase in the current quarter per unit DD&A rate, which contributed approximately $0.6 million to the increase in DD&A expense, was largely due to higher rates resulting from the acquisition of oil properties and an increase in development costs. Increased production volumes contributed approximately $2 million to the increase in DD&A expense for the three months ended March 31, 2011.

Energen Resources’ expense for taxes other than income taxes was $2.3 million higher in the three months ended March 31, 2011 largely due to production-related taxes. In the current quarter, higher oil and natural gas liquid commodity market prices contributed approximately $1.9 million to the increase in production-related taxes. Also increasing production-related taxes were higher oil and natural gas liquid production volumes which contributed approximately $0.4 million for the quarter. Commodity market prices exclude the effects of derivative instruments for purposes of determining severance taxes.

Natural Gas Distribution

Natural gas distribution revenues decreased $67.7 million for the quarter largely due to a decline in gas costs and lower customer usage partially offset by adjustments from the utility’s rate setting mechanisms. During the first quarter of 2011, Alagasco had a $3.3 million pre-tax reduction in revenues to bring the return on average common equity to midpoint within the allowed range of return. During the first quarter of 2010, Alagasco had an $8.8 million pre-tax reduction in revenues to bring the return on average common equity to midpoint within the allowed range of return. Weather that was 16.3 percent warmer than in the same quarter last year contributed to a 15.8 percent decrease in residential sales volumes and a 12.7 percent fall in commercial and industrial customer sales volumes. Transportation volumes increased 2.3 percent in period comparisons. A decrease in gas costs and a decrease in gas purchase volumes resulted in a 33.2 percent decrease in cost of gas for the quarter. Utility gas costs include commodity cost, risk management gains and losses and the provisions of the Gas Supply Adjustment (GSA) rider. The GSA rider in Alagasco’s rate schedule provides for a pass-through of gas price fluctuations to customers without markup. Alagasco’s tariff provides a temperature adjustment mechanism, also included in the GSA, that is designed to moderate the impact of departures from normal temperatures on Alagasco’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers.

O&M expense increased 18.8 percent in the current quarter primarily due to increased labor-related costs (approximately $1 million), higher marketing expenses (approximately $0.7 million) and increased distribution expense (approximately $0.9 million). Also significantly impacting the increase in O&M expense was the increase to bad debt expense (approximately $3.2 million) which is attributable to the prior year correction of a $3 million error identified by Alagasco during the first quarter of 2010 in the calculation of the estimate of the allowance for doubtful accounts as of December 31, 2009. See Note 1, Basis of Presentation, in the Notes to Unaudited Condensed Financial Statements for further discussion.

A 25 percent decrease in depreciation expense in the current quarter was primarily due to revised depreciation rates effective June 1, 2010, partially offset by the extension and replacement of the utility’s distribution system and replacement of its support systems. The revised depreciation rates decreased depreciation expense by approximately $4.1 million for the three months ended March 31, 2011 from expense amounts calculated using the prior depreciation rate. On June 28, 2010, the APSC approved a reduction in depreciation rates, effective June 1, 2010, for Alagasco with the revised prospective composite depreciation rate approximating 3.1 percent. The re-estimation was primarily the result of Alagasco’s actual removal cost experience, combined with technology improvements and Alagasco’s system efficiency improvements, during the past five years. Approved depreciation rates averaged approximately 3.1 percent and 4.4 percent in the three months ended March 30, 2011 and 2010, respectively.

Taxes other than income taxes primarily reflected various state and local business taxes as well as payroll-related taxes. State and local business taxes generally are based on gross receipts and fluctuate accordingly.

Non-Operating Items

Interest expense for the Company decreased $0.6 million in the first quarter of 2011. Income tax expense for the Company decreased $9.1 million in the current quarter largely due to lower pre-tax income.

FINANCIAL POSITION AND LIQUIDITY

Cash flows from operations for the year-to-date were $262.5 million as compared to $269.2 million in the prior period. Net income decreased during period comparisons primarily due to lower realized commodity prices partially offset by increased production volumes at Energen Resources. Deferred income taxes increased in the current year due to the tax effect of higher 2011 capital expenditures and the 2011 impact of bonus depreciation. The Company’s working capital needs were also influenced by accrued taxes, commodity prices and the timing of payments. During the first quarter of 2011, the income tax receivable decreased approximately $39.8 million primarily from an income tax refund associated with the 2010 impact of bonus depreciation and the write-off of Alabama shale leasehold. Working capital needs at Alagasco were additionally affected by lower gas costs and increased storage gas inventory compared to the prior period.

The Company had a net outflow of cash from investing activities of $150.7 million for the three months ended March 31, 2011 primarily due to additions of property, plant and equipment of $151.3 million. Energen Resources incurred on a cash basis $137.5 million in capital expenditures primarily related to the acquisition and development of oil and gas properties. Utility capital expenditures on a cash basis totaled $13.7 million year-to-date and primarily represented expansion and replacement of its distribution system and replacement of its support facilities.

The Company had a net cash use of $82.9 million for financing activities in the year-to-date primarily due to a decrease in short-term borrowings and the payment of dividends to common shareholders.

Oil and Gas Operations

The Company plans to continue investing significant capital in Energen Resources’ oil and gas production operations. For 2011, the Company expects its oil and gas capital spending to total approximately $786 million, including $681 million for existing properties, $61 million for exploration and $48 for unproved leasehold acquisitions.

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

On June 28, 2010, the APSC approved a reduction in depreciation rates, effective June 1, 2010, for Alagasco with the revised prospective composite depreciation rate approximating 3.1 percent. Related to the lower depreciation rates, Alagasco refunded to eligible customers approximately $25.6 million of refundable negative salvage costs through a one-time bill credit in July, 2010. Refunds of negative salvage costs to customers through lower tariff rates were $18.9 million and $2.7 million for the period January through March 2011 and in December, 2010, respectively. Alagasco anticipates refunding approximately $19.7 million of refundable negative salvage costs through lower tariff rates over the next twelve months. An additional estimated $74.3 million of refundable negative salvage costs will be refunded to eligible customers on a declining basis through lower tariff rates over an eight year period beginning December 1, 2011. The total amount refundable to customers is subject to adjustments over the entire nine year period for charges made to the ESR and other commission-approved charges. On November 1, 2010, the APSC specifically approved adjustments to the total amount refundable to include items originally approved in the APSC’s 1998 order establishing the ESR, environmental response costs and self insurance costs above $1 million per occurrence. The refunds as of December, 2010 and the remaining amount refundable over the entire nine year period are due to a re-estimation of future removal costs provided for through the prior depreciation rates. The re-estimation was primarily the result of Alagasco’s actual removal cost experience, combined with technology improvements and Alagasco’s system efficiency improvements, during the past five years.

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

Alagasco maintains an investment in storage gas that is expected to average approximately $39 million in 2011 but will vary depending upon the price of natural gas. During 2011, Alagasco plans to invest an estimated $76 million in utility capital expenditures for normal distribution and support systems. The utility anticipates funding these capital requirements through internally generated capital and the utilization of its credit facilities.

Weather Event

On April 27, 2011, severe weather including a number of deadly tornados caused significant damage to several communities in Alabama served by Alagasco. These communities include Tuscaloosa, Pleasant Grove, Hueytown and parts of Birmingham. Alagasco is currently reviewing the impact of these storms to its distribution system and customers. Related costs are expected to be recovered through the Enhanced Stability Reserve to the extent that such costs result in Alagasco’s return on average common equity falling below the midpoint of the APSC-approved return. Energen Resources is not expected to be materially impacted by the storms.

Derivative Commodity Instruments

Energen Resources periodically enters into derivative commodity instruments that qualify as cash flow hedges to hedge its price exposure to its estimated oil, natural gas and natural gas liquids production. Such instruments may include over-the-counter (OTC) swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment and commercial banks and energy-trading firms. At March 31, 2011, the counterparty agreements under which the Company had active positions did not include collateral posting requirements. Energen Resources was in a net loss position with ten of its active counterparties and in a net gain position with the remaining one at March 31, 2011. The Company is at risk for economic loss based upon the creditworthiness of its counterparties. Hedge transactions are pursuant to standing authorizations by the Board of Directors, which do not authorize speculative positions.

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

Energen Resources entered into the following transactions for the remainder of 2011 and subsequent years:

Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2011	10.7 Bcf	$6.47 Mcf	NYMEX Swaps
	29.2 Bcf	$5.65 Mcf	Basin Specific Swaps
2012	11.0 Bcf	$5.07 Mcf	NYMEX Swaps
	29.5 Bcf	$4.60 Mcf	Basin Specific Swaps
2013	8.8 Bcf	$5.30 Mcf	NYMEX Swaps
	25.1 Bcf	$4.88 Mcf	Basin Specific Swaps
2014	*3.0 Bcf	$5.72 Mcf	NYMEX Swaps
	*6.0 Bcf	$5.34 Mcf	Basin Specific Swaps
Oil
2011	3,249 MBbl	$78.69 Bbl	NYMEX Swaps
2011	*191 MBbl	$112.76 Bbl	NYMEX Swaps
2012	3,744 MBbl	$82.52 Bbl	NYMEX Swaps
2012	*137 MBbl	$111.05 Bbl	NYMEX Swaps
2013	3,199 MBbl	$85.32 Bbl	NYMEX Swaps
2013	*97 MBbl	$107.65 Bbl	NYMEX Swaps
2014	2,742 MBbl	$87.44 Bbl	NYMEX Swaps
2014	*76 MBbl	$105.42 Bbl	NYMEX Swaps
Oil Basis Differential
2011	1,557 MBbl	**	Basis Swaps
2011	*99MBbl	**	Basis Swaps
2012	672 MBbl	**	Basis Swaps
2012	*81MBbl	**	Basis Swaps
Natural Gas Liquids
2011	31.9 MMGal	$0.90 Gal	Liquids Swaps
2012	39.9 MMGal	$0.86 Gal	Liquids Swaps
2013	*35.2 MMGal	$1.02 Gal	Liquids Swaps

* Contract entered into subsequent to March 31, 2011
** Average contract prices are not meaningful due to the varying nature of each contract.

Alagasco entered into the following natural gas transactions for the remainder of 2011 and subsequent years:

Production Period	Total Hedged Volumes	Description
2011	8.1 Bcf	NYMEX Swaps
2012	17.2 Bcf	NYMEX Swaps
2013	1.5 Bcf	NYMEX Swaps

Realized prices are anticipated to be lower than New York Mercantile Exchange (NYMEX) prices primarily due to basis differences and other factors.

See Note 3, Derivative Commodity Instruments, in the Notes to Unaudited Condensed Financial Statements for information regarding the Company’s policies on fair value measurement.

The following sets forth derivative assets and liabilities that were measured at fair value on a recurring basis:

	March 31, 2011
(in thousands)	Level 2*	Level 3*	Total
Current assets	$(17,467)	$32,749	$15,282
Current liabilities	(116,455)	(4,861)	(121,316)
Noncurrent liabilities	(175,068)	(10,961)	(186,029)
Net derivative asset (liability)	$(308,990)	$16,927	$(292,063)

	December 31, 2010
(in thousands)	Level 2*	Level 3*	Total
Current assets	$10,316	$50,236	$60,552
Current liabilities	(76,527)	(1,997)	(78,524)
Noncurrent liabilities	(107,452)	(5,484)	(112,936)
Net derivative asset (liability)	$(173,663)	$42,755	$(130,908)

*

Amounts classified in accordance with accounting guidance which permits offsetting fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

As of March 31, 2011, Alagasco had $27 million and $23.3 million of derivative instruments which are classified as Level 2 fair values and are included in the above table as current liabilities and noncurrent liabilities, respectively. As of December 31, 2010, Alagasco has $27.9 million and $32.5 million of derivative instruments which are classified as Level 2 fair values and are included in the table as current and noncurrent liabilities, respectively. Alagasco had no derivative instruments classified as Level 3 fair values as of March 31, 2011 and December 31, 2010.

Level 3 assets and liabilities as of March 31, 2011 represent an immaterial amount of total assets and liabilities. Changes in fair value primarily result from price changes in the underlying commodity. The Company has prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its derivative instruments. The Company estimates that a 10 percent increase or decrease in commodity prices would result in an approximate $44 million change in the fair value of open Level 3 derivative contracts. The resulting impact upon the results of operations for Level 3 derivatives would be immaterial due to derivative instruments qualifying as cash flow hedges. Liquidity requirements to meet the obligation would not be significantly impacted as gains and losses on the derivative contracts would be similarly offset by sales at the spot market price.

Stock Repurchases

Energen periodically considers stock repurchases as a capital investment. Energen may buy shares on the open market or in negotiated purchases. The timing and amounts of any repurchases are subject to changes in market conditions. The Company did not repurchase shares of common stock for this program during the three months ended March 31, 2011. The Company expects any future stock repurchases to be funded through internally generated cash flow or through the utilization of its credit facilities. During the three months ended

March 31, 2011, the Company had noncash purchases of approximately $0.6 million of Company common stock in conjunction with tax withholdings on its non-qualified deferred compensation plan and other stock compensation plans. The Company utilized internally generated cash flows in payment of the related tax withholdings.

Credit Facilities

On October 29, 2010, Energen and Alagasco entered into an $850 million and a $150 million, respectively, three-year syndicated unsecured credit facility (syndicated credit facilities) with domestic and foreign lenders. Energen obligations under the $850 million syndicated credit facility are unconditionally guaranteed by Energen Resources. These syndicated credit facilities replace the majority of the Company’s short term credit facilities which were available to Energen and Alagasco. There are certain restrictive covenants including a financial covenant with a maximum consolidated debt to capitalization ratio of 65 percent for each of the Company and Alagasco. The Company currently has available credit facilities as follows:

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

Contractual Cash Obligations and Other Commitments

In the course of ordinary business activities, Energen enters into a variety of contractual cash obligations and other commitments. There have been no material changes to the contractual cash obligations of the Company since December 31, 2010.

Energen and its subsidiaries 2007 and 2008 federal consolidated income tax returns have been under Internal Revenue Service (IRS) examination. In September 2010, the IRS made certain assessments primarily related to Alagasco’s tax accounting method change for the recovery of its gas distribution property. The Company has filed a petition in United States Tax Court challenging the IRS assessment. Although the timing of the resolution is highly uncertain, a maximum exposure of an unfavorable outcome would result in income tax cash payments of approximately $31 million with no material impact to the Company and Alagasco’s effective income tax rate.

During the third quarter of 2010, Energen Resources received preliminary findings from the Taxation and Revenue Department (the Department) of the State of New Mexico relating to its audit of federal oil and gas leases in New Mexico. The audit covered periods from January 2004 through December 2008 and included a review of the computation and payment of royalties due on minerals removed from specified U.S. federal leases. The Department proposes a change in the method of determining allowable deductions of transportation, fuel and processing costs from royalties due under the terms of the related leases.

As a result of the audit, Energen Resources has been ordered by the Office of Natural Resources Revenue (ONRR) to pay additional royalties on the specified U.S. federal leases in the amount of $142,000 and restructure its accounting for all federal leases in two counties in New Mexico from March 1, 2004 forward. The preliminary findings and subsequent Order (issued April 25, 2011) are contrary to those allowed under previous audits and are inconsistent with the Company’s understanding of industry practice. The Company intends to vigorously contest the Order and has requested additional information from the Department to determine the basis of its conclusion. Management is unable, at this time, to determine a range of reasonably possible losses as a result of this Order and no amount has been accrued as of March 31, 2011.

Other Acreage

Energen has identified across its holdings acreage positions that may have potential for future development in various shale gas and oil plays. In the San Juan Basin, the company has 55,000, 54,000, and 55,500 net undeveloped acres in the Mancos/Niobrara Shale - gas phase, Mancos/Niobrara Shale - oil phase, and Lewis Shale, respectively; all acreage is held by other production. The company also owns the mineral rights on 200,000 net undeveloped acres in West Virginia, south of the Marcellus shale play. And in North Louisiana/East Texas, the company has 12,000 net undeveloped acres near the Haynesville shale play; this acreage is held by other production.

Given Energen’s planned level of activity in the Permian Basin for, at least, the next several years and given continued weakness in natural gas prices, the company has no near-term plans to pursue any of these plays but is monitoring the activity of other operators in the areas.

Recent Accounting Standards Updates

See Note 14, Recently Issued Accounting Standards, in the Notes to Unaudited Condensed Financial Statements for information regarding recently issued accounting standards.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

The disclosure and analysis in this report contains forward-looking statements that express management’s expectations of future plans, objectives and performance of the Company and its subsidiaries. Such statements constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Exchange Act, as amended, and are noted in the Company’s disclosure as permitted by the Private Securities Litigation Reform Act of 1995. Forward-looking statements often address the Company’s future business and financial performance and financial condition, and often contain words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “see”, “project”, “will”, “estimate”, “may”, and other words of similar meaning.

All statements based on future expectations rather than on historical facts are forward-looking statements that are dependent on certain events, risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, economic and competitive conditions, production levels, reserve levels, energy markets, supply and demand for and the price of energy commodities including oil, gas and natural gas liquids, fluctuations in the weather, drilling risks, costs associated with compliance with environmental obligations, inflation rates, legislative and regulatory changes, financial market conditions, the Company’s ability to access the capital markets, future business decisions, utility customer growth and retention and usage per customer, litigation results and other factors and uncertainties discussed elsewhere in this report and in the Company’s other public filings and press releases, all of which are difficult to predict. While it is not possible to predict or identify all the factors that could cause the Company’s actual results to differ materially from expected or historical results, the Company has identified certain risk factors that may affect the Company’s future business and financial performance.

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

Alagasco Service Territory: Alagasco’s utility customers are geographically concentrated in central and north Alabama. Significant economic, weather, natural disaster, criminal act or other events that adversely affect this region could adversely affect Alagasco and the Company.

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

SELECTED BUSINESS SEGMENT DATA

ENERGEN CORPORATION

(Unaudited)

	Three months ended March 31,
(in thousands, except sales price data)	2011	2010
Oil and Gas Operations
Operating revenues
Natural gas	$95,599	$125,427
Oil	103,256	93,975
Natural gas liquids	17,533	16,536
Other	404	1,676
Total	$216,792	$237,614

Production volumes
Natural gas (MMcf)	17,334	17,412
Oil (MBbl)	1,364	1,186
Natural gas liquids (MMgal)	19.7	18.8
Total production volumes (MMcfe)	28,338	27,209
Total production volumes (MBOE)	4,723	4,535

Revenue per unit of production including effects of all derivative instruments
Natural gas (Mcf)	$5.52	$7.20
Oil (barrel)	$75.70	$79.23
Natural gas liquids (gallon)	$0.89	$0.88
Revenue per unit of production including effects of qualifying cash flow hedges
Natural gas (Mcf)	$5.52	$7.20
Oil (barrel)	$75.70	$79.23
Natural gas liquids (gallon)	$0.89	$0.88
Revenue per unit of production excluding effects of all derivative instruments
Natural gas (Mcf)	$4.01	$5.24
Oil (barrel)	$88.67	$74.49
Natural gas liquids (gallon)	$1.01	$0.95

Other data
Lease operating expense (LOE)
LOE and other	$46,945	$43,839
Production taxes	12,283	9,941
Total	$59,228	$53,780
Depreciation, depletion and amortization	$51,348	$48,696
Capital expenditures	$140,323	$38,563
Exploration expenditures	$614	$1,184
Operating income	$85,059	$117,285

Natural Gas Distribution
Operating revenues
Residential	$187,674	$241,406
Commercial and industrial	66,906	84,290
Transportation	16,493	17,833
Other	(1,501)	(6,229)
Total	$269,572	$337,300
Gas delivery volumes (MMcf)
Residential	12,591	14,962
Commercial and industrial	5,000	5,727
Transportation	12,970	12,682
Total	30,561	33,371
Other data
Depreciation and amortization	$9,780	$13,039
Capital expenditures	$13,540	$16,360
Operating income	$75,059	$75,255

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

Energen Resources periodically enters into derivative commodity instruments that qualify as cash flow hedges to hedge its exposure to price fluctuations to its estimated oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its gas supply exposure. Such instruments may include over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms and are believed to be creditworthy by the Company. The Company is at risk for economic loss based upon the creditworthiness of its counterparties. All hedge transactions are subject to the Company’s risk management policy, approved by the Board of Directors, which does not permit speculative positions. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge. As of March 31, 2011, the maximum term over which Energen Resources has hedged exposures to the variability of cash flows is through December 31, 2014.

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

The Company’s interest rate exposure as of March 31, 2011, primarily relates to its syndicated credit facilities with variable interest rates. The weighted average interest rate for amounts outstanding at March 31, 2011 was 2.07 percent. All long-term debt obligations were at fixed rates.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs**
January 1, 2011 through January 31, 2011	9,649	*	$54.90	-	8,992,700
February 1, 2011 through February 28, 2011	-		-	-	8,992,700
March 1, 2011 through March 31, 2011	1,556	*	$60.69	-	8,992,700
Total	11,205		$55.70	-	8,992,700

*	Acquired in connection with tax withholdings and payment of exercise price on stock compensation plans.
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

The following financial statements from Energen Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL: (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statements of Cash Flows, (iv) the Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGEN CORPORATION ALABAMA GAS CORPORATION

May 9, 2011	By	/s/ J. T. McManus, II
J. T. McManus, II
Chairman, Chief Executive Officer and
President of Energen Corporation; Chairman and Chief Executive Officer of Alabama Gas Corporation

May 9, 2011	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr.
Vice President, Chief Financial Officer
and Treasurer of Energen Corporation
and Alabama Gas Corporation

May 9, 2011	By	/s/ Russell E. Lynch, Jr.
Russell E. Lynch, Jr.
Vice President and Controller of Energen Corporation

May 9, 2011	By	/s/ William D. Marshall
William D. Marshall
Vice President and Controller of Alabama Gas Corporation