Form 10-Q/A
period 2011-06-30
ALABAMA GAS CORP; ENERGEN CORP
filed 2011-08-26
CIK 3146, 277595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
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

Energen Corporation	YES	☒	NO	☐
Alabama Gas Corporation	YES	☒	NO	☐
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

EXPLANATORY NOTE

This Amendment No. 1 to Energen's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, which was filed with the Securities and Exchange Commission on August 1, 2011 (the Original Filing), is being filed solely to amend the Original Filing to furnish our XBRL interactive data files as Exhibit 101, as required by Rule 405 of Regulations S-T. This amendment does not change or update the disclosures or amounts set forth in the Original Filing.

ITEM 6. EXHIBITS

*31(a)	-	Section 302 Energen Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a), which was filed as Exhibit 31(a) to Energen's Quarterly Report on Form 10-Q dated August 1, 2011
*31(b)	-	Section 302 Energen Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a) which was filed as Exhibit 31(b) to Energen's Quarterly Report on Form 10-Q dated August 1, 2011
*31(c)	-	Section 302 Alabama Gas Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a) which was filed as Exhibit 31(c) to Energen's Quarterly Report on Form 10-Q dated August 1, 2011
*31(d)	-	Section 302 Alabama Gas Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a) which was filed as Exhibit 31(d) to Energen's Quarterly Report on Form 10-Q dated August 1, 2011
*32(a)	-	Section 906 Energen Corporation Certification pursuant to 18 U.S.C. Section 1350 which was filed as Exhibit 32(a) to Energen's Quarterly Report on Form 10-Q dated August 1, 2011
*32(b)	-	Section 906 Alabama Gas Corporation Certification pursuant to 18 U.S.C. Section 1350 which was filed as Exhibit 32(b) to Energen's Quarterly Report on Form 10-Q dated August 1, 2011
101	-
The following financial statements from Energen Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Consolidated Condensed Statements of Income, (ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statements of Cash Flows, (iv) the Notes to Unaudited Condensed Financial Statements.

* Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGEN CORPORATION ALABAMA GAS CORPORATION

August 26, 2011	By	/s/ J. T. McManus, II
J. T. McManus, II
Chairman, Chief Executive Officer and President of Energen Corporation; Chairman and Chief Executive Officer of Alabama Gas Corporation

August 26, 2011	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr.
Vice President, Chief Financial Officer and Treasurer of Energen Corporation and Alabama Gas Corporation

August 26, 2011	By	/s/ Russell E. Lynch, Jr.
Russell E. Lynch, Jr.
Vice President and Controller of Energen Corporation

August 26, 2011	By	/s/ William D. Marshall
William D. Marshall
Vice President and Controller of Alabama Gas Corporation