Form 10-Q
period 2011-09-30
ALABAMA GAS CORP; ENERGEN CORP
filed 2011-11-08
CIK 3146, 277595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _______________

Commission File Number	Registrant	State of Incorporation	IRS Employer Identification Number
1-7810	Energen Corporation	Alabama	63-0757759
2-38960	Alabama Gas Corporation	Alabama	63-0022000
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
Energen Corporation - Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Alabama Gas Corporation - Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Energen Corporation	YES	☐	NO	☒
Alabama Gas Corporation	YES	☐	NO	☒
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of November 3, 2011.

Energen Corporation	$0.01 par value	72,093,899 shares
Alabama Gas Corporation	$0.01 par value	1,972,052 shares

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
ENERGEN CORPORATION
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Operating Revenues
Oil and gas operations	$318,952	$234,111	$779,834	$706,311
Natural gas distribution	59,616	61,693	415,497	498,132
Total operating revenues	378,568	295,804	1,195,331	1,204,443
Operating Expenses
Cost of gas	21,748	22,560	185,916	262,950
Operations and maintenance	111,749	127,934	318,763	329,581
Depreciation, depletion and amortization	72,802	60,814	199,559	185,025
Taxes, other than income taxes	20,129	15,615	69,399	64,508
Accretion expense	1,728	1,561	5,066	4,568
Total operating expenses	228,156	228,484	778,703	846,632
Operating Income	150,412	67,320	416,628	357,811
Other Income (Expense)
Interest expense	(11,976)	(9,591)	(30,843)	(29,395)
Other income	619	2,222	1,727	2,555
Other expense	(2,074)	(61)	(1,449)	(541)
Total other expense	(13,431)	(7,430)	(30,565)	(27,381)
Income Before Income Taxes	136,981	59,890	386,063	330,430
Income tax expense	49,382	21,586	140,871	119,873
Net Income	$87,599	$38,304	$245,192	$210,557
Diluted Earnings Per Average Common Share	$1.21	$0.53	$3.39	$2.92
Basic Earnings Per Average Common Share	$1.22	$0.53	$3.40	$2.93
Dividends Per Common Share	$0.135	$0.130	$0.405	$0.390
Diluted Average Common Shares Outstanding	72,375	72,070	72,409	72,061
Basic Average Common Shares Outstanding	72,068	71,854	72,045	71,838

The accompanying notes are an integral part of these condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
ENERGEN CORPORATION
(Unaudited)

(in thousands)	September 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$21,396	$22,659
Accounts receivable, net of allowance for doubtful accounts of $13,596 at September 30, 2011, and $15,048 at December 31, 2010	214,553	286,849
Inventories
Storage gas inventory	42,856	36,706
Materials and supplies	28,424	19,045
Liquified natural gas in storage	3,515	3,551
Regulatory asset	44,525	28,286
Income tax receivable	5,142	44,489
Deferred income taxes	—	32,732
Prepayments and other	17,190	11,966
Total current assets	377,601	486,283
Property, Plant and Equipment
Oil and gas properties, successful efforts method	4,725,629	4,080,779
Less accumulated depreciation, depletion and amortization	1,316,643	1,161,635
Oil and gas properties, net	3,408,986	2,919,144
Utility plant	1,339,872	1,292,611
Less accumulated depreciation	528,313	509,989
Utility plant, net	811,559	782,622
Other property, net	23,423	17,461
Total property, plant and equipment, net	4,243,968	3,719,227
Other Assets
Regulatory asset	109,244	105,365
Pension and other postretirement assets	—	13,907
Long-term derivative instruments	101,175	—
Deferred charges and other	43,454	38,778
Total other assets	253,873	158,050
TOTAL ASSETS	$4,875,442	$4,363,560

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
ENERGEN CORPORATION
(Unaudited)

(in thousands, except share and per share data)	September 30, 2011	December 31, 2010
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Long-term debt due within one year	$1,000	$5,000
Notes payable to banks	75,000	305,000
Accounts payable	212,722	268,214
Accrued taxes	50,451	52,845
Customers' deposits	21,701	20,459
Amounts due customers	20,482	20,161
Accrued wages and benefits	30,150	25,203
Regulatory liability	51,849	75,703
Royalty payable	23,810	19,221
Deferred income taxes	2,004	—
Other	27,129	26,805
Total current liabilities	516,298	818,611
Long-term debt	803,829	405,254
Deferred Credits and Other Liabilities
Asset retirement obligation	104,711	97,415
Pension and other postretirement liabilities	71,025	36,551
Regulatory liability	87,579	110,447
Long-term derivative instruments	13,331	112,936
Deferred income taxes	785,826	615,084
Other	4,942	13,219
Total deferred credits and other liabilities	1,067,414	985,652
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, cumulative $0.01 par value, 5,000,000 shares authorized	—	—
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized, 74,991,804 shares issued at September 30, 2011, and 74,786,376 shares issued at December 31, 2010	750	748
Premium on capital stock	481,616	468,934
Capital surplus	2,802	2,802
Retained earnings	2,096,187	1,880,183
Accumulated other comprehensive loss, net of tax
Unrealized gain (loss) on hedges, net	71,253	(43,667)
Pension and postretirement plans	(39,803)	(30,730)
Deferred compensation plan	3,458	3,288
Treasury stock, at cost; 3,034,684 shares at September 30, 2011, and 3,024,847 shares at December 31, 2010	(128,362)	(127,515)
Total shareholders' equity	2,487,901	2,154,043
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,875,442	$4,363,560

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENS OF CASH FLOWS
ENERGEN CORPORATION
(Unaudited)

Nine months ended September 30, (in thousands)	2011	2010
Operating Activities
Net income	$245,192	$210,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	199,559	185,025
Accretion expense	5,066	4,568
Deferred income taxes	120,656	95,005
Bad debt expense	3,197	2,969
Exploratory expense	10,773	53,642
Change in derivative fair value	(59,581)	278
Gain on sale of assets	(5,991)	(529)
Other, net	5,913	(4,849)
Net change in:
Accounts receivable	48,585	51,577
Inventories	(15,493)	(8,498)
Accounts payable	(26,877)	(15,449)
Amounts due customers including gas supply pass-through	7,342	22,076
Income tax receivable	39,347	(48,284)
Pension and other postretirement benefit contributions	(5,025)	(40,988)
Other current assets and liabilities	21,286	10,839
Net cash provided by operating activities	593,949	517,939
Investing Activities
Additions to property, plant and equipment	(634,427)	(309,849)
Acquisitions, net of cash acquired	(106,578)	(208,667)
Proceeds from sale of assets	7,401	607
Purchase of short-term investments	—	(154,880)
Sale of short-term investments	—	79,938
Other, net	(946)	(1,395)
Net cash used in investing activities	(734,550)	(594,246)
Financing Activities
Payment of dividends on common stock	(29,188)	(28,030)
Issuance of common stock	6,221	594
Issuance of long-term debt	399,952	—
Payment of long-term debt	(5,407)	(707)
Net change in short-term debt	(230,000)	42,000
Tax benefit on stock compensation	922	720
Debt issuance costs	(3,162)	—
Net cash provided by financing activities	139,338	14,577
Net change in cash and cash equivalents	(1,263)	(61,730)
Cash and cash equivalents at beginning of period	22,659	75,844
Cash and Cash Equivalents at End of Period	$21,396	$14,114

The accompanying notes are an integral part of these consolidated condensed financial statements.

CONDENSED STATEMENTS OF INCOME
ALABAMA GAS CORPORATION
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Operating Revenues	$59,616	$61,693	$415,497	$498,132
Operating Expenses
Cost of gas	21,748	22,560	185,916	262,950
Operations and maintenance	33,001	33,763	106,535	98,667
Depreciation and amortization	9,980	9,451	29,606	34,380
Income taxes
Current	(9,414)	(18,633)	3,456	1,821
Deferred	3,664	14,619	16,626	21,889
Taxes, other than income taxes	5,568	4,934	27,899	32,757
Total operating expenses	64,547	66,694	370,038	452,464
Operating Income (Expense)	(4,931)	(5,001)	45,459	45,668
Other Income (Expense)
Allowance for funds used during construction	260	280	652	550
Other income	326	891	941	1,184
Other expense	(913)	(37)	(720)	(373)
Total other income (expense)	(327)	1,134	873	1,361
Interest Charges
Interest on long-term debt	3,025	2,960	9,106	8,892
Other interest expense	810	293	1,882	1,351
Total interest charges	3,835	3,253	10,988	10,243
Net Income (Loss)	$(9,093)	$(7,120)	$35,344	$36,786

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED BALANCE SHEETS
ALABAMA GAS CORPORATION
(Unaudited)

(in thousands)	September 30, 2011	December 31, 2010
ASSETS
Property, Plant and Equipment
Utility plant	$1,339,872	$1,292,611
Less accumulated depreciation	528,313	509,989
Utility plant, net	811,559	782,622
Other property, net	43	43
Current Assets
Cash and cash equivalents	6,754	16,910
Accounts receivable
Gas	45,246	136,800
Other	6,766	10,229
Affiliated companies	—	698
Allowance for doubtful accounts	(12,800)	(14,200)
Inventories
Storage gas inventory	42,856	36,706
Materials and supplies	4,206	4,147
Liquified natural gas in storage	3,515	3,551
Regulatory asset	44,525	28,286
Income tax receivable	3,508	10,315
Deferred income taxes	25,792	27,302
Prepayments and other	6,202	4,223
Total current assets	176,570	264,967
Other Assets
Regulatory asset	109,244	105,365
Pension and other postretirement assets	—	9,201
Deferred charges and other	9,772	5,399
Total other assets	119,016	119,965
TOTAL ASSETS	$1,107,188	$1,167,597

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED BALANCE SHEETS
ALABAMA GAS CORPORATION
(Unaudited)

(in thousands, except share data)	September 30, 2011	December 31, 2010
LIABILITIES AND CAPITALIZATION
Capitalization
Preferred stock, cumulative $0.01 par value, 120,000 shares authorized	$—	$—
Common shareholder's equity
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,972,052 shares issued at September 30, 2011 and December 31, 2010	20	20
Premium on capital stock	31,682	31,682
Capital surplus	2,802	2,802
Retained earnings	298,976	292,815
Total common shareholder's equity	333,480	327,319
Long-term debt	200,386	200,793
Total capitalization	533,866	528,112
Current Liabilities
Long-term debt due within one year	—	5,000
Notes payable to banks	50,000	70,000
Accounts payable	76,621	83,515
Affiliated Companies	370	—
Accrued taxes	29,006	48,476
Customers' deposits	21,701	20,459
Amounts due customers	20,482	20,161
Accrued wages and benefits	9,275	11,851
Regulatory liability	51,849	75,703
Other	9,150	11,822
Total current liabilities	268,454	346,987
Deferred Credits and Other Liabilities
Deferred income taxes	173,877	141,780
Pension and other postretirement liabilities	29,628	4,733
Regulatory liability	87,579	110,447
Long-term derivative instruments	13,050	32,461
Other	734	3,077
Total deferred credits and other liabilities	304,868	292,498
Commitments and Contingencies
TOTAL LIABILITIES AND CAPITALIZATION	$1,107,188	$1,167,597

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
ALABAMA GAS CORPORATION
(Unaudited)

Nine months ended September 30, (in thousands)	2011	2010
Operating Activities
Net income	$35,344	$36,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,606	34,380
Deferred income taxes	16,626	21,889
Bad debt expense	3,184	2,979
Other, net	227	(16,188)
Net change in:
Accounts receivable	41,085	40,921
Inventories	(6,173)	(4,782)
Accounts payable	(22,155)	(16,381)
Amounts due customers including gas supply pass-through	7,342	22,076
Income tax receivable	6,807	(7,990)
Pension and other postretirement benefit contributions	(2,108)	(25,185)
Other current assets and liabilities	(8,474)	8,917
Net cash provided by operating activities	101,311	97,422
Investing Activities
Additions to property, plant and equipment	(57,424)	(74,710)
Other, net	177	(3,807)
Net cash used in investing activities	(57,247)	(78,517)
Financing Activities
Dividends	(29,183)	(37,367)
Payment of long-term debt	(5,407)	(707)
Net decreases in advances from affiliates	370	(24,962)
Net change in short-term debt	(20,000)	42,000
Net cash used in financing activities	(54,220)	(21,036)
Net change in cash and cash equivalents	(10,156)	(2,131)
Cash and cash equivalents at beginning of period	16,910	9,460
Cash and Cash Equivalents at End of Period	$6,754	$7,329

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

Alagasco's allowed range of return on average common equity remains 13.15 percent to 13.65 percent throughout the term of the RSE order. Under RSE, the APSC conducts quarterly reviews to determine, based on Alagasco's projections and year-to-date performance, whether Alagasco's return on average common equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4 percent of prior-year revenues. During the three months and nine months ended September 30, 2011, Alagasco had a net $1.2 million pre-tax and a net $6.7 million pre-tax, respectively, reduction in revenues to bring the return on average common equity to midpoint within the allowed range of return. During the nine months ended September 30, 2010, Alagasco had a net $10.6 million pre-tax reduction in revenues to bring the return on average common equity to midpoint within the allowed range of return. Under the provisions of RSE, a $1.3 million annual decrease and a $10.2 million annual increase in revenues became effective December 1, 2010 and 2009, respectively.

RSE limits the utility’s equity upon which a return is permitted to 55 percent of total capitalization, subject to certain adjustments. Under the inflation-based Cost Control Measurement (CCM) established by the APSC, if the percentage change in operations and maintenance (O&M) expense on an aggregate basis falls within a range of 0.75 points above or below the percentage change in the Consumer Price Index For All Urban Consumers (Index Range), no adjustment is required. If the change in O&M expense on an aggregate basis exceeds the Index Range, three-quarters of the difference is returned to customers. To the extent the change is less than the Index Range, the utility benefits by one-half of the difference through future rate adjustments. The O&M expense base for measurement purposes will be set at the prior year’s actual O&M expense amount unless the Company exceeds the top of the Index Range in two successive years, in which case the base for the following year will be set at the top of the Index Range. Certain items that fluctuate based on situations demonstrated to be beyond Alagasco’s control may be excluded from the CCM calculation. In the rate year ended September 30, 2010, $2.5 million of extraordinary bad debt expense was excluded from the CCM calculation. Alagasco’s O&M expense fell within the Index Range for the rate years ended September 30, 2011 and 2010.

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

Energen Resources periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Such instruments may include over-the-counter (OTC) swaps and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. The Company is at risk for economic loss based upon the creditworthiness of its counterparties. Energen Resources was in a net gain position with eleven of its active counterparties and in a net loss position with the remaining one at September 30, 2011. The four largest counterparty positions at September 30, 2011, Macquarie Bank Limited, J Aron & Company, Shell Energy North America (US), L.P. and Citibank, N.A. constituted approximately $35.8 million, $29.7 million, $23.5 million and $23.0 million, respectively, of Energen Resources’ net gain on fair value of derivatives. J.P. Morgan Ventures Energy Corporation was the only counterparty in a loss position of $0.2 million.

The current policy of the Company is to not enter into agreements that require the posting of collateral. The Company has a few older agreements, none of which have active positions as of September 30, 2011, which include collateral posting requirements based on the amount of exposure and counterparty credit ratings. The majority of the Company’s counterparty agreements include provisions for net settlement of transactions payable on the same date and in the same currency. Most of the agreements include various contractual set-off rights which may be exercised by the non-defaulting party in the event of an early termination due to a default.

The Company periodically enters into derivative transactions that do not qualify for cash flow hedge accounting but are considered by management to represent valid economic hedges and are accounted for as mark-to-market transactions. These economic hedges may include, but are not limited to, hedges on estimated future production not yet flowing, basis hedges without a corresponding New York Mercantile Exchange hedge and hedges on non-operated or other properties for which all of the necessary information to qualify for cash flow hedge accounting is either not readily available or subject to change. Derivatives that do not qualify for hedge treatment or are not designated as accounting hedges are recorded at fair value with gains or losses recognized in operating revenues in the period of change.

The following tables detail the fair values of commodity contracts by business segment on the balance sheets:

(in thousands)	September 30, 2011
	Oil and Gas Operations		Natural Gas Distribution	Total
Derivative assets or (liabilities) designated as hedging instruments
Accounts receivable	$88,839		$—	$88,839
Long-term asset derivative instruments	67,461		—	67,461
Total derivative assets	156,300		—	156,300
Accounts receivable	(25,642)	*	—	(25,642)
Accounts payable	(1,298)		—	(1,298)
Long-term liability derivative instruments	(9,049)	*	—	(9,049)
Total derivative liabilities	(35,989)		—	(35,989)
Total derivatives designated	120,311		—	120,311
Derivative assets or (liabilities) not designated as hedging instruments
Accounts receivable	10,745		—	10,745
Long-term asset derivative instruments	42,482		—	42,482
Total derivative assets	53,227		—	53,227
Accounts payable	(40)		(44,137)	(44,177)
Long-term liability derivative instruments	—		(13,050)	(13,050)
Total derivative liabilities	(40)		(57,187)	(57,227)
Total derivatives not designated	53,187		(57,187)	(4,000)
Total derivatives	$173,498		$(57,187)	$116,311

(in thousands)	December 31, 2010
	Oil and Gas Operations		Natural Gas Distribution	Total
Derivative assets or (liabilities) designated as hedging instruments
Accounts receivable	$85,867		$—	$85,867
Long-term asset derivative instruments	3,156	*	—	3,156
Total derivative assets	89,023		—	89,023
Accounts receivable	(25,315)	*	—	(25,315)
Accounts payable	(50,508)		—	(50,508)
Long-term liability derivative instruments	(83,631)		—	(83,631)
Total derivative liabilities	(159,454)		—	(159,454)
Total derivatives designated	(70,431)		—	(70,431)
Derivative assets or (liabilities) not designated as hedging instruments
Accounts payable	(110)		(27,906)	(28,016)
Long-term liability derivative instruments	—		(32,461)	(32,461)
Total derivative liabilities	(110)		(60,367)	(60,477)
Total derivatives not designated	(110)		(60,367)	(60,477)
Total derivatives	$(70,541)		$(60,367)	$(130,908)

* Amounts classified in accordance with accounting guidance which permits offsetting fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

The Company had a net $43.7 million deferred tax liability and a net $26.8 million deferred tax asset included in current and noncurrent deferred income taxes on the consolidated condensed balance sheets related to derivative items included in OCI as of September 30, 2011, and December 31, 2010, respectively.

Alagasco recognizes all derivatives as either assets or liabilities on the balance sheet with a corresponding regulatory asset or liability. Any gains or losses are passed through to customers using the mechanisms of the GSA in compliance with Alagasco's APSC-approved tariff.

The following table details the effect of derivative commodity instruments in cash flow hedging relationships on the financial statements:

(in thousands)	Location on Income Statement	Three months ended September 30, 2011	Three months ended September 30, 2010
Gain (loss) recognized in OCI on derivative (effective portion), net of tax of $105.7 million and ($4.4) million	—	$172,430	$(7,244)
Gain reclassified from accumulated OCI into income (effective portion)	Operating revenues	$11,207	$56,456
Gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Operating revenues	$5,631	$(1,861)

(in thousands)	Location on Income Statement	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Gain recognized in OCI on derivative (effective portion), net of tax of $76.6 million and $55.9 million	—	$125,005	$91,141
Gain reclassified from accumulated OCI into income (effective portion)	Operating revenues	$13,028	$149,845
Gain recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Operating revenues	$3,240	$18

The following table details the effect of derivative commodity instruments not designated as hedging instruments on the income statements:

(in thousands)	Location on Income Statement	Three months ended September 30, 2011	Three months ended September 30, 2010
Gain (loss) recognized in income on derivative	Operating revenues	$53,227	$—

(in thousands)	Location on Income Statement	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Gain (loss) recognized in income on derivative	Operating revenues	$53,225	$(4)

As of September 30, 2011, $37.4 million, net of tax, of deferred net gains on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified and reported in earnings as operating revenues during the next twelve-month period. The actual amount that will be reclassified to earnings over the next year could vary materially from this amount due to changes in market conditions. As of September 30, 2011, the Company had 3 thousand, 1,735 thousand, 3,108 thousand and 2,400 thousand barrels (MBbl) of oil hedges which expire during 2011, 2012, 2013 and 2014 that did not meet the definition of a cash flow hedge but are considered by the Company to be economic hedges. The Company had 1.6 million gallons (MMgal) of natural gas liquid hedges which expire during 2013 that did not meet the definition of a cash flow hedge but are considered by the Company to be economic hedges.

Energen Resources entered into the following transactions for the remainder of 2011 and subsequent years:

Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2011	3.5 Bcf	$6.47 Mcf	NYMEX Swaps
	9.7 Bcf	$5.63 Mcf	Basin Specific Swaps
2012	11.0 Bcf	$5.07 Mcf	NYMEX Swaps
	29.5 Bcf	$4.60 Mcf	Basin Specific Swaps
2013	8.8 Bcf	$5.30 Mcf	NYMEX Swaps
	25.1 Bcf	$4.88 Mcf	Basin Specific Swaps
2014	3.0 Bcf	$5.72 Mcf	NYMEX Swaps
	16.8 Bcf	$5.16 Mcf	Basin Specific Swaps
Oil
2011	1,334 MBbl	$83.73 Bbl	NYMEX Swaps
2012	6,282 MBbl	$87.40 Bbl	NYMEX Swaps
2013	6,827 MBbl	$89.31 Bbl	NYMEX Swaps
2014	5,612 MBbl	$90.56 Bbl	NYMEX Swaps
Oil Basis Differential
2011	854 MBbl	*	Basis Swaps
2012	3,124 MBbl	*	Basis Swaps
2013	2,768 MBbl	*	Basis Swaps
Natural Gas Liquids
2011	10.5 MMGal	$0.90 Gal	Liquids Swaps
2012	43.4 MMGal	$0.88 Gal	Liquids Swaps
2013	44.5 MMGal	$1.02 Gal	Liquids Swaps
* Average contract prices are not meaningful due to the varying nature of each contract.

Alagasco entered into the following natural gas transactions for the remainder of 2011 and subsequent years:

Production Period	Total Hedged Volumes	Description
2011	3.9 Bcf	NYMEX Swaps
2012	17.2 Bcf	NYMEX Swaps
2013	1.5 Bcf	NYMEX Swaps

As of September 30, 2011, the maximum term over which Energen Resources and Alagasco have hedged exposures to the variability of cash flows is through December 31, 2014, and December 31, 2013, respectively.

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

The following sets forth derivative assets and liabilities that were measured at fair value on a recurring basis:

	September 30, 2011
(in thousands)	Level 2*	Level 3*	Total
Current assets	$51,263	$22,680	$73,943
Noncurrent assets	84,700	16,475	101,175
Current liabilities	(42,806)	(2,670)	(45,476)
Noncurrent liabilities	(13,050)	(281)	(13,331)
Net derivative asset	$80,107	$36,204	$116,311

	December 31, 2010
(in thousands)	Level 2*	Level 3*	Total
Current assets	$10,316	$50,236	$60,552
Current liabilities	(76,527)	(1,997)	(78,524)
Noncurrent liabilities	(107,452)	(5,484)	(112,936)
Net derivative asset (liability)	$(173,663)	$42,755	$(130,908)

* Amounts classified in accordance with accounting guidance which permits offsetting fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

As of September 30, 2011, Alagasco had $44.1 million and $13.1 million of derivative instruments which are classified as Level 2 fair values and are included in the above table as current liabilities and noncurrent liabilities, respectively. As of December 31, 2010, Alagasco had $27.9 million and $32.5 million of derivative instruments which are classified as Level 2 fair values and are included in the above table as current and noncurrent liabilities, respectively. Alagasco had no derivative instruments classified as Level 3 fair values as of September 30, 2011, and December 31, 2010.

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 derivative commodity instruments as follows:

	Three months ended	Three months ended
(in thousands)	September 30, 2011	September 30, 2010
Balance at beginning of period	$13,446	$91,817
Realized (gains) losses	1,088	(455)
Unrealized gains relating to instruments held at the reporting date	32,235	26,282
Settlements during period	(10,565)	(30,767)
Balance at end of period	$36,204	$86,877

	Nine months ended	Nine months ended
(in thousands)	September 30, 2011	September 30, 2010
Balance at beginning of period	$42,755	$64,517
Realized (gains) losses	1,088	(455)
Unrealized gains relating to instruments held at the reporting date	28,681	102,169
Settlements during period	(36,320)	(79,354)
Balance at end of period	$36,204	$86,877

4. RECONCILIATION OF EARNINGS PER SHARE (EPS)

	Three months ended			Three months ended
(in thousands, except per share amounts)	September 30, 2011			September 30, 2010
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS	$87,599	72,068	$1.22	$38,304	71,854	$0.53
Effect of dilutive securities
Stock options		298			199
Non-vested restricted stock		9			17
Diluted EPS	$87,599	72,375	$1.21	$38,304	72,070	$0.53

	Nine months ended			Nine months ended
(in thousands, except per share amounts)	September 30, 2011			September 30, 2010
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS	$245,192	72,045	$3.40	$210,557	71,838	$2.93
Effect of dilutive securities
Stock options		355			206
Non-vested restricted stock		9			17
Diluted EPS	$245,192	72,409	$3.39	$210,557	72,061	$2.92

For the three months and nine months ended September 30, 2011, the Company had 293,978 options that were excluded from the computation of diluted EPS, as their effect was non-dilutive. For the three months and nine months ended September 30, 2010, the Company had 479,820 options that were excluded from the computation of diluted EPS. For the three months and nine months ended September 30, 2011 and 2010, the Company had no shares of non-vested restricted stock that were excluded from the computation of diluted EPS.

5. SEGMENT INFORMATION

The Company principally is engaged in two business segments: the development, acquisition, exploration and production of oil and gas in the continental United States (oil and gas operations) and the purchase, distribution and sale of natural gas in central and north Alabama (natural gas distribution).

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Operating revenues
Oil and gas operations	$318,952	$234,111	$779,834	$706,311
Natural gas distribution	59,616	61,693	415,497	498,132
Total	$378,568	$295,804	$1,195,331	$1,204,443
Operating income (loss)
Oil and gas operations	$161,331	$76,644	$351,808	$289,385
Natural gas distribution	(10,681)	(9,015)	65,541	69,378
Eliminations and corporate expenses	(238)	(309)	(721)	(952)
Total	$150,412	$67,320	$416,628	$357,811
Other income (expense)
Oil and gas operations	$(9,363)	$(4,848)	$(20,632)	$(17,274)
Natural gas distribution	(4,162)	(2,119)	(10,115)	(8,882)
Eliminations and other	94	(463)	182	(1,225)
Total	$(13,431)	$(7,430)	$(30,565)	$(27,381)
Income before income taxes	$136,981	$59,890	$386,063	$330,430

(in thousands)	September 30, 2011	December 31, 2010
Identifiable assets
Oil and gas operations	$3,752,437	$3,160,601
Natural gas distribution	1,107,188	1,166,899
Eliminations and other	15,817	36,060
Total	$4,875,442	$4,363,560

6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following:

	Three months ended
	September 30,
(in thousands)	2011	2010
Net income	$87,599	$38,304
Other comprehensive income (loss):
Current period change in fair value of derivative instruments, net of tax of $105.7 million and ($4.4) million	172,430	(7,244)
Reclassification adjustment for derivative instruments, net of tax of ($6.4) million and ($20.7) million	(10,440)	(33,849)
Pension and postretirement plans, net of tax of ($5.6) million and ($3.6) million	(10,438)	(6,678)
Comprehensive income (loss)	$239,151	$(9,467)

	Nine months ended
	September 30,
(in thousands)	2011	2010
Net income	$245,192	$210,557
Other comprehensive income (loss):
Current period change in fair value of derivative instruments, net of tax of $76.6 million and $55.9 million	125,005	91,141
Reclassification adjustment for derivative instruments, net of tax of ($6.2) million and ($56.9) million	(10,085)	(92,914)
Pension and postretirement plans, net of tax of ($4.9) million and ($2.9) million	(9,073)	(5,420)
Comprehensive income	$351,039	$203,364

(in thousands)	September 30, 2011	December 31, 2010
Unrealized gain (loss) on hedges, net of tax of $43.7 million and ($26.8) million	$71,253	$(43,667)
Pension and postretirement plans, net of tax of ($21.4) million and ($16.5) million	(39,803)	(30,730)
Accumulated other comprehensive income (loss)	$31,450	$(74,397)

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

2004 Stock Appreciation Rights Plan

The Energen 2004 Stock Appreciation Rights Plan provides for the payment of cash incentives measured by the long-term appreciation of Company stock. These awards are liability awards which settle in cash and are re-measured each reporting period until settlement and have a three year vesting period. The Company granted 189,984 awards during the first quarter of 2011. These awards had a fair value of $10.27 as of September 30, 2011.

Petrotech Incentive Plan
The Energen Resources’ Petrotech Incentive Plan provides for the grant of stock equivalent units. These awards are liability awards which settle in cash and are re-measured each reporting period until settlement. During 2011, Energen Resources awarded 6,314 Petrotech units with a three-year vesting period. These awards had a fair value of $39.70 as of September 30, 2011.

1997 Deferred Compensation Plan

During the three months and nine months ended September 30, 2011, the Company had noncash purchases of approximately $16,000 and $0.4 million, respectively, of Company common stock in conjunction with tax withholdings on its non-qualified deferred compensation plan and other stock compensation. The Company utilized internally generated cash flows in payment of the related tax withholdings.

8. EMPLOYEE BENEFIT PLANS

The components of net pension expense for the Company’s two defined benefit non-contributory pension plans and certain nonqualified supplemental pension plans were:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$2,293	$2,144	$6,879	$6,430
Interest cost	2,740	2,841	8,220	8,524
Expected long-term return on assets	(3,868)	(3,229)	(11,603)	(9,686)
Actuarial loss	1,609	1,443	4,826	4,330
Prior service cost amortization	124	124	372	372
Net periodic expense	$2,898	$3,323	$8,694	$9,970

The Company anticipates required contributions of approximately $7.2 million during 2011 to the pension plans. The Company expects sufficient funding credits, as established under Internal Revenue Code Section 430(f), exist to meet the required funding. It is not anticipated that the funded status of the pension plans will fall below statutory thresholds requiring accelerated funding or constraints on benefit levels or plan administration. No additional discretionary contributions are currently expected to be made to the pension plans by the Company during 2011. For the three months and nine months ending September 30, 2011, the Company made benefit payments aggregating $36,000 and $2.2 million, respectively, to retirees from the nonqualified supplemental retirement plans and expects to make additional benefit payments of approximately $36,000 through the remainder of 2011.

The components of net periodic postretirement benefit expense for the Company’s postretirement benefit plans were:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$442	$516	$1,327	$1,548
Interest cost	1,111	1,208	3,332	3,625
Expected long-term return on assets	(1,104)	(996)	(3,314)	(2,990)
Transition amortization	479	479	1,438	1,438
Net periodic expense	$928	$1,207	$2,783	$3,621

For the three months and nine months ended September 30, 2011, the Company made contributions aggregating $0.9 million and $2.8 million, respectively, to the postretirement benefit plan assets. The Company expects to make additional discretionary contributions of approximately $0.9 million to postretirement benefit plan assets through the remainder of 2011. During the first quarter of 2010, the Company recognized $128,000 in income tax expense resulting from a reduction in deferred tax asset related to changes in the tax treatment for the Medicare Part D subsidy under the recently enacted health care reform legislation.

9. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Certain of Alagasco's long-term contracts associated with the delivery and storage of natural gas include fixed charges of approximately $116 million through September 2024. During the nine months ending September 30, 2011 and 2010, Alagasco recognized approximately $36.8 million and $38.1 million, respectively, of long-term commitments through expense and its regulatory accounts in the accompanying financial statements. Alagasco also is committed to purchase minimum quantities of gas at market-related prices or to pay certain costs in the event the minimum quantities are not taken. These purchase commitments are approximately 210 million Bcf through August 2020.

Alagasco purchases gas as an agent for certain of its large commercial and industrial customers. Alagasco has, in certain instances, provided commodity-related guarantees to the counterparties in order to facilitate these agency purchases. Liabilities existing for gas delivered to customers subject to these guarantees are included in the balance sheets. In the event the customer for whom the guarantee was entered fails to take delivery of the gas, Alagasco can sell such gas for the customer, with the customer liable for any resulting loss. Although the substantial majority of purchases under these guarantees are for the customers' current monthly consumption and are at current market prices, in some instances, the purchases are for an extended term at a fixed price. At September 30, 2011, the fixed price purchases under these guarantees had a maximum term outstanding through October 2012 and an aggregate purchase price of $3.7 million with a market value of $3.4 million.

Energen Resources entered into three agreements which commence at various dates from November 15, 2011 to January 15, 2012 and expire at various dates through January 2015 to secure drilling rigs necessary to execute a portion of its drilling plans. In the unlikely event that Energen Resources terminates the agreements prior to the commencement dates, Energen Resources' total resulting exposure is the greater of approximately $2.2 million or all expenses incurred in the preparation of the subject rigs for the operations contemplated by the contract. Upon commencement, Energen Resources' total resulting exposure could be as much as $34 million depending on the contractors ability to remarket the drilling rig.

Income Taxes: Energen and its subsidiaries' 2007 and 2008 federal consolidated income tax returns have been under Internal Revenue Service (IRS) examination. In September 2010, the IRS made certain assessments primarily related to Alagasco’s tax accounting method change for the recovery of its gas distribution property. The Company subsequently filed a petition in United States Tax Court challenging the IRS assessment. During the second quarter of 2011, the Company entered into a settlement agreement with the IRS. Under this settlement, Alagasco was allowed the full repair tax deductions as originally claimed in the 2007 and 2008 federal income tax returns. The Chief Judge of the United States Tax Court signed and entered the Decision putting this settlement agreement into effect on June 16, 2011.

During the current year-to-date, the Company recognized a $2.1 million income tax benefit related to changes in Alabama state income tax laws. In addition, the Company recognized a $1.5 million net benefit for the release of the unrecognized income tax benefit liability due to the Company's settlement with the IRS discussed above. These benefits are partially offset by $2.1 million of income tax expense for additional unrecognized tax benefit liabilities. The Company does not expect the change in the unrecognized tax benefit within the next 12 months would have a material impact to the financial statements.

Legal Matters: Energen and its affiliates are, from time to time, parties to various pending or threatened legal proceedings. Certain of these lawsuits include claims for punitive damages in addition to other specified relief. Based upon information presently available and in light of available legal and other defenses, contingent liabilities arising from threatened and pending litigation are not considered material in relation to the respective financial positions of Energen and its affiliates. It should be noted, however, that Energen and its affiliates conduct business in jurisdictions in which the magnitude and frequency of punitive and other damage awards may bear little or no relation to culpability or actual damages, thus making it difficult to predict litigation results. Various pending or threatened legal proceedings are in progress currently, and the Company has accrued a provision for estimated liability. This provision was increased by $2.4 million during the nine months ended September 30, 2011.

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

In June 2009, Alagasco received a General Notice Letter from the United States Environmental Protection Agency (EPA) identifying Alagasco as a responsible party for a former manufactured gas plant (MGP) site located in Huntsville, Alabama, and inviting Alagasco to enter an Administrative Settlement Agreement and Order on Consent to perform a removal action at that site. The Huntsville MGP, along with the Huntsville gas distribution system, was sold by Alagasco to the City of Huntsville in 1949. While Alagasco no longer owns the Huntsville site, the Company and the current site owner entered into a Consent Order, developed an action plan for the site and as of June 30, 2011, had substantially completed the action plan. Based on information available at this time, Alagasco estimates that it will incur costs associated with the site of approximately $4.8 million, including costs previously incurred. During the three months and nine months ended September 30, 2011, the Company incurred costs of $0.6 million and $3.6 million, respectively, associated with the site. As of September 30, 2011, the Company has accrued a contingent liability of $0.6 million in addition to the costs previously incurred. If it is determined that further work is appropriate or required by the EPA, then actual costs will likely exceed the estimate. Alagasco expects to recover such costs through future rates and has recorded a corresponding amount to its Enhanced Stability Reserve regulatory asset account of which the remaining debit balance of $4.8 million was cleared as of September 30, 2011 and allocated, subject to APSC review guidelines, against the refundable negative salvage costs being refunded to customers.

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

As a result of the audit, Energen Resources has been ordered by the ONRR to pay additional royalties on the specified U.S. federal leases in the amount of $142,000 and restructure its accounting for all federal leases in two counties in New Mexico from March 1, 2004, forward. The Company preliminarily estimates that application of the Order to all of the Company's New Mexico federal leases would result in ONRR claims for up to approximately $20 million of additional royalties plus interest and penalties for the period from March 1, 2004, forward. The preliminary findings and subsequent Order (issued April 25, 2011) are contrary to deductions allowed under previous audits, retroactive in application and inconsistent with the Company’s understanding of industry practice. The Company is vigorously contesting the Order and has requested additional information from the ONRR and the Department to assist the Company in evaluating the Department's findings and the ONRR Order. Management is unable, at this time, to determine a range of reasonably possible losses as a result of this Order, and no amount has been accrued as of September 30, 2011.

10. FINANCIAL INSTRUMENTS

In August 2011, the Company issued $400 million of Senior Notes with an interest rate of 4.625% percent due September 1, 2021. The long-term debt proceeds were used for general corporate purposes and to repay a portion of short-term debt incurred to finance the oil and gas property acquisition program of Energen Resources.

The stated value of cash and cash equivalents, short-term investments, trade receivables (net of allowance), and short-term debt approximates fair value due to the short maturity of the instruments. The fair value of Energen's long-term debt, including the current portion, approximates $860.3 million and has a carrying value of $805.4 million at September 30, 2011. The fair value of Alagasco's fixed-rate long-term debt, including the current portion, approximates $221.9 million and has a carrying value of $200.4 million at September 30, 2011. The fair values were based on market prices of similar debt issues having the same remaining maturities, redemption terms and credit rating.

Finance Receivables: Alagasco finances third-party contractor sales of merchandise including gas furnaces and appliances. At September 30, 2011, and December 31, 2010, Alagasco’s finance receivable totaled $10.2 million and $8.8 million, respectively. These finance receivables currently have an average balance of approximately $3,000 and with terms of up to 60 months. Financing is available only to qualified customers who meet credit worthiness thresholds for customer payment history and external agency credit reports. Alagasco relies upon ongoing payments as the primary indicator of credit quality during the term of each contract. The allowance for credit losses is recognized using an estimate of write-off percentages based on historical experience applied to an aging of the finance receivable balance. Delinquent accounts are evaluated on a case-by-case basis and, absent evidence of debt repayment after 90 days, are due in full and assigned to a third-party collection agency. The remaining finance receivable is written off approximately 12 months after being assigned to the third-party collection agency. Alagasco had finance receivables past due 90 days or more of $428,000 as of September 30, 2011.

The following table sets forth a summary of changes in the allowance for credit losses as follows:

(in thousands)
Allowance for credit losses as of December 31, 2010	$447
Provision	(24)
Allowance for credit losses as of September 30, 2011	$423

11. REGULATORY ASSETS AND LIABILITIES

The following table details regulatory assets and liabilities on the balance sheets:

(in thousands)	September 30, 2011		December 31, 2010
	Current	Noncurrent	Current	Noncurrent
Regulatory assets:
Pension and postretirement assets	$170	$87,181	$132	$60,284
Accretion and depreciation for asset retirement obligation	—	9,007	—	8,681
Risk management activities	44,137	13,050	27,906	32,461
RSE adjustment	25	—	25	—
Enhanced stability reserve	—	—	—	3,794
Other	193	6	223	145
Total regulatory assets	$44,525	$109,244	$28,286	$105,365
Regulatory liabilities:
RSE adjustment	$5,068	$—	$4,147	$—
Unbilled service margin	5,143	—	34,197	—
Postretirement liabilities	—	—	—	754
Gas supply adjustment	21,060	—	14,990	—
Asset removal costs, net	—	7,834	—	6,913
Refundable negative salvage	20,545	67,237	22,336	90,504
Asset retirement obligation	—	11,697	—	11,439
Other	33	811	33	837
Total regulatory liabilities	$51,849	$87,579	$75,703	$110,447

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

During the nine months ended September 30, 2011, Energen Resources recognized amounts representing expected future costs associated with site reclamation, facilities dismantlement, and plug and abandonment of wells as follows:

(in thousands)
Balance of ARO as of December 31, 2010	$97,415
Liabilities incurred	3,761
Liabilities settled	(1,531)
Accretion expense	5,066
Balance of ARO as of September 30, 2011	$104,711

The Company recognizes conditional obligations if such obligations can be reasonably estimated and a legal requirement to perform an asset retirement activity exists. Alagasco recorded a conditional asset retirement obligation, on a discounted basis of $11.7 million and $11.4 million to purge and cap its gas pipelines upon abandonment, as a regulatory liability as of September 30, 2011, and December 31, 2010, respectively. The conditional asset retirement obligations reflect the re-estimation of removal costs associated with Alagasco’s revised depreciation rate. The costs associated with asset retirement obligations are currently either being recovered in rates or are probable of recovery in future rates.

Alagasco accrues removal costs on certain gas distribution assets over the useful lives of its property, plant and equipment through depreciation expense in accordance with rates approved by the APSC. Regulatory liabilities for accumulated asset removal costs of $7.8 million and $6.9 million for September 30, 2011, and December 31, 2010, respectively, are included as regulatory liabilities in deferred credits and other liabilities on the balance sheets. As of September 30, 2011, the Company recognized $20.5 million and $67.2 million of refundable negative salvage as regulatory liabilities in current liabilities and deferred credit and other liabilities, respectively, on the balance sheet in response to the June 28, 2010, APSC order.

13. ACQUISITION AND DISPOSITIONS OF OIL AND GAS PROPERTIES

In October 2011, Energen signed a purchase and sale agreement to buy interests in certain liquids-rich properties in the Permian Basin for a cash purchase price of $158 million (subject to closing adjustments). This sale is expected to close during the fourth quarter and will have an effective date of August 1, 2011. Energen will acquire total proved reserves of approximately 13.8 million barrels of oil equivalents (MMBOE). Of the proved reserves acquired, an estimated 76 percent are undeveloped. Approximately 59 percent of the acquisition proved reserves are oil, 25 percent are natural gas liquids and natural gas comprises the remaining 16 percent. Energen Resources will use its credit facilities and internally generated cash flows to finance the acquisition.

Energen signed a purchase and sale agreement in October 2011 to buy interests in certain properties in the Permian Basin for a cash purchase price of $54 million (subject to closing adjustments). This sale is expected to close during the fourth quarter and will have an effective date of July 1, 2011. Energen will acquire total proved reserves of approximately 3.4 MMBOE. Of the proved reserves acquired, an estimated 77 percent are undeveloped. Approximately 61 percent of the acquisition proved reserves are oil, 24 percent are natural gas liquids and natural gas comprises the remaining 15 percent. Energen Resources will use its credit facilities and internally generated cash flows to finance the acquisition.

In July 2011, Energen completed the purchase of liquids-rich properties in the Permian Basin for a cash purchase price of approximately $22 million. In April 2011, Energen completed the purchase of unproved leasehold properties for a cash purchase price of approximately $37 million covering an estimated 11,000 net acres in the Permian Basin.

On December 15, 2010, Energen completed the purchase of certain properties in the Permian Basin for a cash purchase price of $74 million. This purchase had an effective date of December 1, 2010. Energen acquired proved reserves of approximately 7.6 MMBOE. Of the proved reserves acquired, an estimated 92 percent are undeveloped. Approximately 62 percent of the acquisition’s estimated proved reserves are oil, 24 percent are natural gas liquids and natural gas comprises the remaining 14 percent. Energen Resources used its credit facilities and internally generated cash flows to finance the acquisition. Pro forma financial information for this acquisition is not presented because it would not be materially different from the information presented in the consolidated statements of income.

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

Included in the Company’s consolidated results of operations for the nine months ended September 30, 2011, are $6.8 million of operating revenues and $3.2 million in operating income resulting from the operation of the properties acquired above.

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

Included in the Company’s consolidated results of operations for the nine months ended September 30, 2011, are $32.8 million of operating revenues and $16.2 million in operating income resulting from the operation of the properties acquired above.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Energen's net income totaled $87.6 million ($1.21 per diluted share) for the three months ended September 30, 2011 compared with net income of $38.3 million ($0.53 per diluted share) for the same period in the prior year. Energen Resources Corporation, Energen's oil and gas subsidiary, had net income for the three months ended September 30, 2011, of $96.8 million as compared with $46.3 million in the same quarter in the previous year. This increase in net income was primarily a result of significantly higher oil and natural gas liquids commodity prices (approximately $12 million after-tax), an after-tax $33.1 million non-cash mark-to-market gain on derivatives, increased production volumes (approximately $23 million after-tax) and decreased exploration expense (approximately $15 million after-tax) largely due to a 2010 non-cash write-off of $14.6 million after-tax of unproved leasehold costs associated with Alabama shale acreage combined with a related $6.7 million after-tax write-off of well costs. Negatively affecting net income was the impact of lower natural gas commodity prices (approximately $14 million after-tax), higher depreciation, depletion and amortization (DD&A) expense (approximately $7 million after-tax), increased lease operating expense excluding production taxes (approximately $4 million after-tax) and increased production taxes (approximately $2 million after-tax). Energen's natural gas utility, Alagasco, reported a net loss of $9.1 million in the third quarter of 2011 compared to a net loss of $7.1 million in the same period last year. This decrease largely reflects the timing of rate recovery under Alagasco’s rate-setting mechanisms partially offset by the utility’s ability to earn on a higher level of equity in support of Alagasco's investment in its distribution system and support facilities devoted to public service.

For the 2011 year-to-date, Energen's net income totaled $245.2 million ($3.39 per diluted share) compared to net income of $210.6 million ($2.92 per diluted share) for the same period in the prior year. Energen Resources generated net income for the nine months ended September 30, 2011, of $209.6 million as compared with $174.7 million in the previous period. Increased production volumes (approximately $46 million after-tax), higher oil and natural gas liquids commodity prices (approximately $12 million after-tax), an after-tax $33.1 million non-cash mark-to-market gain on derivatives and lower exploration expense (approximately $26 million after-tax) largely due to the non-cash $24.6 million after-tax Alabama shale acreage write-off in 2010 combined with the related $8.6 million after-tax write-off of well costs and the $3.6 million after-tax gain on the sale of properties in the Permian Basin were partially offset by lower natural gas commodity prices (approximately $47 million after-tax), higher DD&A expense (approximately $12 million after-tax), increased lease operating expense excluding production taxes (approximately $10 million after-tax), increased production taxes (approximately $6 million after-tax) and increased administrative expense (approximately $4 million after-tax). Alagasco’s net income of $35.3 million in the current year-to-date compared to net income of $36.8 million in the same period in the previous year primarily due to the timing of rate recovery under Alagasco’s rate-setting mechanisms largely offset by the utility’s ability to earn on a higher level of equity in support of Alagasco's investment in its distribution system and support facilities devoted to public service.

Oil and Gas Operations
Revenues from oil and gas operations rose 36.2 percent to $319.0 million for the three months ended September 30, 2011, and 10.4 percent to $779.8 million in the year-to-date primarily as a result of higher production volumes and increased realized oil and natural gas liquids commodity prices partially offset by decreased realized natural gas commodity prices. During the current quarter, revenue per unit of production for natural gas decreased 19.3 percent to $5.43 per thousand cubic feet (Mcf), while oil revenue per unit of production rose 10.1 percent to $84.56 per barrel. Natural gas liquids revenue per unit of production increased 28.2 percent to an average price of $1.00 per gallon. In the year-to-date, revenue per unit of production for natural gas decreased 20.7 percent to $5.49 per Mcf, oil revenue per unit of production increased 2.7 percent to $80.17 per barrel and natural gas liquids revenue per unit of production rose 17.3 percent to an average price of $0.95 per gallon. As detailed under Selected Business Segment Data, revenues per unit of production for the current quarter and year-to-date reflect realized prices and derivative gains and losses including effects of designated cash flow hedges.

Production for both the current quarter and year-to-date increased largely due to higher volumes related to the September 2010 and December 2010 purchases of certain Permian Basin liquids-rich properties and field development partially offset by normal production declines. Natural gas production in the third quarter rose slightly to 17.8 billion cubic feet (Bcf), oil volumes increased 32.5 percent to 1,709 thousand barrels (MBbl) and natural gas liquids production rose 22.7 percent to 24.3 million gallons (MMgal). For the year-to-date, natural gas production increased slightly to 52.9 Bcf, while oil volumes rose 22.5 percent to 4,574 MBbl. Natural gas liquids production increased 15.6 percent to 66.6 MMgal. Natural gas comprised approximately 56 percent and 59 percent of Energen Resources' production for the current quarter and the year-to-date, respectively.

Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. The Company includes gains and losses on the disposition of these assets in operating revenues. Energen Resources recorded no property sales in the third quarter of 2011 and 2010. In the current year-to-date, Energen Resources recorded a pre-tax gain of $5.8 million primarily from the sale of certain properties in the Permian Basin. During the nine months ended September 30, 2010, Energen Resources recorded a pre-tax gain of $0.6 million largely from the sale of certain property in the Black Warrior Basin.

Operations and maintenance (O&M) expense decreased $15.3 million for the quarter and $18.5 million in the year-to-date. Lease operating expense (excluding production taxes) increased $7.2 million for the quarter largely due to additional workover and repair expense (approximately $2.6 million), the September and December 2010 acquisitions of Permian Basin liquids-rich properties (approximately $2.5 million), increased labor costs (approximately $0.9 million) and higher marketing and transportation costs (approximately $0.7 million). In the year-to-date, lease operating expense (excluding production taxes) increased $16.3 million primarily due to the 2010 acquisitions (approximately $5.3 million), increased workover and repair expense (approximately $4.3 million), higher marketing and transportation costs (approximately $1.5 million), increased labor costs (approximately $1.4 million), additional ad valorem taxes (approximately $1.3 million), increased nonoperated costs (approximately $0.7 million) and higher gathering system expense (approximately $0.6 million). Administrative expense increased $1.2 million for the three months ended September 30, 2011 largely due to increased legal expenses (approximately $2.5 million) partially offset by decreased costs from the Company’s performance-based compensation plans (approximately $1.6 million). For the nine months ended September 30, 2011, administrative expense rose $7.1 million primarily due to higher costs related to the Company’s performance-based compensation plans (approximately $2.2 million), increased legal expenses (approximately $1.6 million) and increased labor costs (approximately $1.5 million). Exploration expense fell $23.7 million in the third quarter of 2011 and $41.8 million year-to-date. In the third quarter of 2011, Energen Resources recorded a write-off of a well in the Permian Basin for $9.9 million pre-tax. In the third quarter of 2010, Energen Resources incurred a non-cash write-off of $23.4 million pre-tax of unproved capitalized leasehold costs associated with the remainder of its Alabama shale leasehold. In the second quarter of 2010, Energen Resources recorded a non-cash write-off of $16.1 million pre-tax of unproved leasehold associated with the deep Conasauga shale acreage. During the three months and nine months ended September 30, 2010, Energen Resources also recorded $10.8 million and $13.8 million, respectively, in write-offs of well costs related to Alabama shale leasehold.

Energen Resources' DD&A expense for the quarter rose $11.5 million and increased $19.3 million year-to-date. The average depletion rate for the current quarter was $11.78 per barrel of oil equivalent (BOE) as compared to $10.70 per BOE in the same period a year ago. For the nine months ended September 30, 2011, the average depletion rate was $11.15 per BOE as compared to $10.64 per BOE in the previous period. The increase in the current quarter and year-to-date per unit DD&A rate, which contributed approximately $5.6 million and $7.6 million, respectively, to the increase in DD&A expense, was largely due to higher rates resulting from the acquisition of properties and an increase in development costs. Higher production volumes contributed approximately $5.8 million and $11.5 million to the increase in DD&A expense for the quarter and year-to-date.

Energen Resources' expense for taxes other than income taxes was $3.9 million and $9.7 million higher in the three months and nine months ended September 30, 2011, largely due to production-related taxes. In the current quarter and year-to-date, higher commodity market prices contributed approximately $2.7 million and $7.4 million, respectively, to the increase in production-related taxes. Also increasing production-related taxes were higher natural gas, oil and natural gas liquid production volumes which contributed approximately $1.2 million and $2.4 million, respectively, for the quarter and year-to-date. Commodity market prices exclude the effects of derivative instruments for purposes of determining severance taxes.

Natural Gas Distribution
Natural gas distribution revenues decreased $2.1 million for the quarter largely due to a decline in customer usage combined with adjustments from the utility’s rate setting mechanisms. During the third quarter of 2011, Alagasco had a $1.2 million pre-tax reduction in revenues to bring the return on average common equity to midpoint within the allowed range of return. For the third quarter, weather was comparable with the same quarter in the prior year. Residential sales volumes fell 1.1 percent while commercial and industrial customer sales volumes rose 2.3 percent. Transportation volumes decreased 7.2 percent in period comparisons. Revenues for the year-to-date fell $82.6 million primarily due to lower gas costs and decreased customer usage along with adjustments for rate-setting purposes. In the current year-to-date, Alagasco had reduction in revenues of $6.7 million pre-tax to bring the return on average equity to midpoint within the allowed range of return. In the 2010 year-to-date, Alagasco had reduction in revenues of $10.6 million pre-tax to bring the return on average equity to midpoint within the allowed range of return. Weather, for the current nine months, that was 18 percent warmer compared with the same period in the prior year contributed to a 15 percent decrease in residential sales volumes and a 10.2 percent fall in commercial and industrial customer sales volumes. Transportation volumes decreased 1 percent in period comparisons. A decrease in gas purchase volumes partially offset by higher gas costs resulted in a 3.6 percent decrease in cost of gas for the quarter. For the year-to-date, a decrease in gas purchase volumes combined with lower gas costs contributed to a 29.3 percent decrease in cost of gas. Utility gas costs include commodity cost, risk management gains and losses and the provisions of the Gas Supply Adjustment (GSA) rider. The GSA rider in Alagasco's rate schedule provides for a pass-through of gas price fluctuations to customers without markup. Alagasco's tariff provides a temperature adjustment mechanism, also included in the GSA, that is designed to moderate the impact of departures from normal temperatures on Alagasco’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers.

O&M expense decreased 2.3 percent in the current quarter primarily due to lower bad debt expense (approximately $2.7 million) largely due to improved collection efforts partially offset by increased distribution operation expenses (approximately $0.9 million). In the nine months ended September 30, 2011, O&M expense rose 8 percent primarily due to higher marketing expenses (approximately $2.4 million), increased distribution operation expenses (approximately $2.3 million), increased labor-related costs (approximately $1.9 million) and increased consulting and technology costs (approximately $0.9 million). For the year-to-date, the decrease to bad debt expense in the current quarter was offset by the increase to bad debt expense (approximately $2.9 million) which is attributable to the prior year correction of a $3 million error identified by Alagasco during the first quarter of 2010 in the calculation of the estimate of the allowance for doubtful accounts as of December 31, 2009. See Note 1, Basis of Presentation, in the Notes to Unaudited Condensed Financial Statements for further discussion.

A 5.6 percent increase in depreciation expense in the current quarter was primarily due to the extension and replacement of the utility's distribution system and replacement of its support systems. Depreciation expense decreased 13.9 percent in the year-to-date primarily due to revised depreciation rates effective June 1, 2010, partially offset by the extension and replacement of the utility's distribution system and replacement of its support systems. The revised depreciation rates decreased depreciation expense by approximately $6.8 million for the nine months ended September 30, 2011, respectively, from expense amounts calculated using the prior depreciation rate. On June 28, 2010, the Alabama Public Service Commission (APSC) approved a reduction in depreciation rates, effective June 1, 2010, for Alagasco with the revised prospective composite depreciation rate approximating 3.1 percent. The re-estimation was primarily the result of Alagasco’s actual removal cost experience, combined with technology improvements and Alagasco’s system efficiency improvements, during the five years prior to the approval of the reduction in depreciation rates. Approved depreciation rates averaged approximately 3.1 percent and 3.8 percent in the nine months ended September 30, 2011 and 2010, respectively.

Taxes other than income taxes primarily reflected various state and local business taxes as well as payroll-related taxes. State and local business taxes generally are based on gross receipts and fluctuate accordingly.

Non-Operating Items
Interest expense for the Company rose $2.4 million in the third quarter of 2011 and $1.5 million year-to-date largely due to increased short-term borrowings and the issuance of $400 million of Senior Notes by Energen in August 2011 with an interest rate of 4.625 percent due September 1, 2021 partially offset by the repayment of $150 million of medium-term notes with an interest rate of 7.625 percent in December 2010. Income tax expense for the Company increased $27.8 million and $21 million in the current quarter and year-to-date. respectively, largely due to higher pre-tax income. During the year-to-date, the Company recognized a $2.1 million income tax benefit related to changes in Alabama state income tax laws. In addition, the Company recognized a $1.5 million net benefit for the release of the unrecognized income tax benefit liability due to the Company's settlement with the Internal Revenue Service (IRS) which allowed Alagasco the full repair tax deductions as originally claimed for its gas distribution property in 2007 and 2008. These benefits are partially offset by $2.1 million of income tax expense for additional unrecognized tax benefit liabilities.

FINANCIAL POSITION AND LIQUIDITY

Cash flows from operations for the year-to-date were $593.9 million as compared to $517.9 million in the prior period. Net income increased during period comparisons primarily due to increased production volumes and higher realized oil and natural gas liquids realized commodity prices partially offset by lower natural gas realized commodity prices at Energen Resources. Deferred income taxes increased in the current year due to the tax effect of higher 2011 capital expenditures and the 2011 impact of bonus depreciation. The Company’s working capital needs were also influenced by accrued taxes, commodity prices and the timing of payments. During the first quarter of 2011, the income tax receivable decreased approximately $39.8 million primarily from an income tax refund associated with the 2010 impact of bonus depreciation and the write-off of Alabama shale leasehold. Working capital needs at Alagasco were additionally affected by lower gas costs and changes to storage gas inventory compared to the prior period.

The Company had a net outflow of cash from investing activities of $734.6 million for the nine months ended September 30, 2011 primarily due to additions of property, plant and equipment of $741 million. Energen Resources incurred on a cash basis $683.4 million in capital expenditures primarily related to the acquisition and development of oil and gas properties. Utility capital expenditures on a cash basis totaled $57.4 million year-to-date and primarily represented expansion and replacement of its distribution system and replacement of its support facilities.

The Company provided net cash of $139.3 million from financing activities in the year-to-date primarily due to the August 2011 issuance by Energen of $400 million in Senior Notes with an interest rate of 4.625 percent due September 1, 2021 and the issuance of common stock through the Stock Incentive Plan partially offset by a decrease in short-term borrowings and the payment of dividends to common shareholders.

Oil and Gas Operations
The Company plans to continue investing significant capital in Energen Resources’ oil and gas production operations. For 2011, the Company expects its oil and gas capital spending to total approximately $1.2 billion, including $238 million for certain property acquisitions in the Permian Basin, $657 million for existing properties, $182 million for exploration and $66 for unproved leasehold acquisitions. In October 2011, Energen signed a purchase and sale agreement to buy interests in certain liquids-rich properties in the Permian Basin for a cash purchase price of $158 million (subject to closing adjustments). This sale is expected to close during the fourth quarter and will have an effective date of August 1, 2011. Energen will acquire total proved reserves of approximately 13.8 million barrels of oil equivalents (MMBOE). Of the proved reserves acquired, an estimated 76 percent are undeveloped. Energen also signed a purchase and sale agreement in October 2011 to buy interests in certain properties in the Permian Basin for a cash purchase price of $54 million (subject to closing adjustments). This sale is expected to close during the fourth quarter and will have an effective date of July 1, 2011. Energen will acquire total proved reserves of approximately 3.4 MMBOE. Of the proved reserves acquired, an estimated 77 percent are undeveloped. Capital investment at Energen Resources in 2012 and 2013 is expected to approximate $900 million and $855 million, respectively, including the acquisitions discussed above. These estimates are subject to revision as Energen Resources completes its formal budgeting process for 2012 and 2013.

The Company also may allocate additional capital for other oil and gas activities such as property acquisitions and additional development of existing properties. Energen Resources may evaluate acquisition opportunities which arise in the marketplace and from time to time will pursue acquisitions that meet Energen’s acquisition criteria. Energen Resources’ ability to invest in property acquisitions is subject to market conditions and industry trends. Property acquisitions, except as disclosed above, are not included in the aforementioned estimate of oil and gas investments and could result in capital expenditures different from those outlined above. To finance capital spending at Energen Resources, the Company expects to use internally generated cash flow supplemented by its credit facilities. The Company also may issue long-term debt and equity periodically to replace short-term obligations, enhance liquidity and provide for permanent financing. The Company issued $400 million in Senior Notes with an interest rate of 4.625 percent in August 2011. The Company currently has no plans for the issuance of equity.

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

On June 28, 2010, the APSC approved a reduction in depreciation rates, effective June 1, 2010, for Alagasco with the revised prospective composite depreciation rate approximating 3.1 percent. Related to the lower depreciation rates, Alagasco refunded to eligible customers approximately $25.6 million of refundable negative salvage costs through a one-time bill credit in July 2010. Refunds of negative salvage costs to customers through lower tariff rates were $20.3 million and $2.7 million for the period January through September 2011 and in December 2010, respectively. Alagasco anticipates refunding approximately $20.5 million of refundable negative salvage costs through lower tariff rates over the next twelve months. An additional estimated $67.2 million of refundable negative salvage costs will be refunded to eligible customers on a declining basis through lower tariff rates over an eight year period beginning December 1, 2011. The total amount refundable to customers is subject to adjustments over the entire nine year period for charges made to the ESR and other commission-approved charges. On November 1, 2010, the APSC specifically approved adjustments to the total amount refundable to include items originally approved in the APSC's 1998 order establishing the ESR, environmental response costs, and self insurance costs above $1 million per occurrence. As of the rate year ended September 30, 2011, an adjustment for environmental response costs of $4.8 million from the ESR was made to reduce the total refundable amount, subject to APSC review guidelines. The refunds as of December 2010 and the remaining amount refundable over the entire nine year period are due to a re-estimation of future removal costs provided for through the prior depreciation rates. The re-estimation was primarily the result of Alagasco’s actual removal cost experience, combined with technology improvements and Alagasco’s system efficiency improvements, during the five years prior to the approval of the reduction in depreciation rates.

Alagasco is a mature utility operating in a slow-growth service area. Over the last five years, Alagasco’s customer count has declined at a rate of approximately 1 percent annually despite above-average levels of penetration along existing distribution lines. To increase its customer base, the utility is capitalizing on opportunities to expand its distribution lines to areas with economic growth potential and to acquire municipally owned gas systems in Alabama. Alagasco monitors the bad debt reserve and makes adjustments as required based on its evaluation of receivables which are impacted by natural gas prices and the underlying current and future economic conditions facing the utility's customer base.

Another aspect of growth is usage per customer. Throughout the country, customer use of natural gas has declined over the years in large part due to energy-efficiencies in home construction and appliances and conservation. Alagasco’s marketing emphasis in this area is directed toward retention and increasing end-use applications by existing customers.

Alagasco maintains an investment in storage gas that is expected to average approximately $35 million in 2011 but will vary depending upon the price of natural gas. During both 2011 and 2012, Alagasco plans to invest an estimated $75 million in utility capital expenditures for normal distribution and support systems and technology-related projects designed to improve customer service. The utility anticipates funding these capital requirements through internally generated capital and the utilization of its credit facilities. Alagasco also may issue long-term debt periodically to replace short-term obligations, enhance liquidity and provide for permanent financing. Alagasco has received approval from the APSC for an issuance of up to $50 million of long-term debt.

Weather Event
On April 27, 2011, severe weather including a number of deadly tornados caused significant damage to several communities in Alabama served by Alagasco. These communities included Tuscaloosa, Pleasant Grove, Hueytown and parts of Birmingham. Alagasco experienced an approximate 2,400 decrease in residential customers due to the impact of these storms, however, earnings and cash flows have not been affected materially during the three months or nine months ended September 30, 2011. Energen Resources was not impacted materially by the storms.

Derivative Commodity Instruments
Energen Resources periodically enters into derivative commodity instruments to hedge its price exposure to its estimated oil, natural gas and natural gas liquids production. Such instruments may include over-the-counter (OTC) swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment and commercial banks and energy-trading firms. At September 30, 2011, the counterparty agreements under which the Company had active positions did not include collateral posting requirements. Energen Resources was in a net gain position with eleven of its active counterparties and in a net loss position with the remaining one at September 30, 2011. The Company is at risk for economic loss based upon the creditworthiness of its counterparties. Hedge transactions are pursuant to standing authorizations by the Board of Directors, which do not authorize speculative positions.

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

Energen Resources entered into the following transactions for the remainder of 2011 and subsequent years:

Production Period	Total Hedged Volumes	Average Contract Price	Description
Natural Gas
2011	3.5 Bcf	$6.47 Mcf	NYMEX Swaps
	9.7 Bcf	$5.63 Mcf	Basin Specific Swaps
2012	11.0 Bcf	$5.07 Mcf	NYMEX Swaps
	29.5 Bcf	$4.60 Mcf	Basin Specific Swaps
2013	8.8 Bcf	$5.30 Mcf	NYMEX Swaps
	25.1 Bcf	$4.88 Mcf	Basin Specific Swaps
2014	3.0 Bcf	$5.72 Mcf	NYMEX Swaps
	16.8 Bcf	$5.16 Mcf	Basin Specific Swaps
Oil
2011	1,334 MBbl	$83.73 Bbl	NYMEX Swaps
2012	6,282 MBbl	$87.40 Bbl	NYMEX Swaps
2013	6,827 MBbl	$89.31 Bbl	NYMEX Swaps
2014	5,612 MBbl	$90.56 Bbl	NYMEX Swaps
Oil Basis Differential
2011	854 MBbl	*	Basis Swaps
2012	3,124 MBbl	*	Basis Swaps
2013	2,768 MBbl	*	Basis Swaps
Natural Gas Liquids
2011	10.5 MMGal	$0.90 Gal	Liquids Swaps
2012	43.4 MMGal	$0.88 Gal	Liquids Swaps
2013	44.5 MMGal	$1.02 Gal	Liquids Swaps
* Average contract prices are not meaningful due to the varying nature of each contract.

Alagasco entered into the following natural gas transactions for the remainder of 2011 and subsequent years:

Production Period	Total Hedged Volumes	Description
2011	3.9 Bcf	NYMEX Swaps
2012	17.2 Bcf	NYMEX Swaps
2013	1.5 Bcf	NYMEX Swaps

Alagasco has not entered into any new cash flow derivative transactions on its gas supply in the past 18 months.

Realized prices are anticipated to be lower than New York Mercantile Exchange (NYMEX) prices primarily due to basis differences and other factors.

See Note 3, Derivative Commodity Instruments, in the Notes to Unaudited Condensed Financial Statements for information regarding the Company’s policies on fair value measurement.

The following sets forth derivative assets and liabilities that were measured at fair value on a recurring basis:

	September 30, 2011
(in thousands)	Level 2*	Level 3*	Total
Current assets	$51,263	$22,680	$73,943
Noncurrent assets	84,700	16,475	101,175
Current liabilities	(42,806)	(2,670)	(45,476)
Noncurrent liabilities	(13,050)	(281)	(13,331)
Net derivative asset (liability)	$80,107	$36,204	$116,311

	December 31, 2010
(in thousands)	Level 2*	Level 3*	Total
Current assets	$10,316	$50,236	$60,552
Current liabilities	(76,527)	(1,997)	(78,524)
Noncurrent liabilities	(107,452)	(5,484)	(112,936)
Net derivative asset (liability)	$(173,663)	$42,755	$(130,908)

* Amounts classified in accordance with accounting guidance which permits offsetting fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

As of September 30, 2011, Alagasco had $44.1 million and $13.1 million of derivative instruments which are classified as Level 2 fair values and are included in the above table as current liabilities and noncurrent liabilities, respectively. As of December 31, 2010, Alagasco has $27.9 million and $32.5 million of derivative instruments which are classified as Level 2 fair values and are included in the table as current and noncurrent liabilities, respectively. Alagasco had no derivative instruments classified as Level 3 fair values as of September 30, 2011 and December 31, 2010.

Level 3 assets and liabilities as of September 30, 2011, represent an immaterial amount of total assets and liabilities. Changes in fair value primarily result from price changes in the underlying commodity. The Company has prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its derivative instruments. The Company estimates that a 10 percent increase or decrease in commodity prices would result in an approximate $39 million change in the fair value of open Level 3 derivative contracts. The resulting impact upon the results of operations for Level 3 derivatives would be immaterial due to derivative instruments designated as cash flow hedges. Liquidity requirements to meet the obligation would not be significantly impacted as gains and losses on the derivative contracts would be similarly offset by sales at the spot market price.

Stock Repurchases
Energen periodically considers stock repurchases as a capital investment. Energen may buy shares on the open market or in negotiated purchases. The timing and amounts of any repurchases are subject to changes in market conditions. The Company did not repurchase shares of common stock for this program during the nine months ended September 30, 2011. The Company expects any future stock repurchases to be funded through internally generated cash flow or through the utilization of its credit facilities. During the nine months ended September 30, 2011, the Company had noncash purchases of approximately $0.7 million of Company common stock in conjunction with tax withholdings on its non-qualified deferred compensation plan and other stock compensation plans. The Company utilized internally generated cash flows in payment of the related tax withholdings.

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

(in thousands)	Current Term	Energen	Alagasco	Total
Syndicated Credit Facility	10/29/2013	$850,000	$150,000	$1,000,000
Bryant Bank	10/31/2012	-	9,000	9,000
BancorpSouth Bank	5/23/2012	-	10,000	10,000
Total		$850,000	$169,000	$1,019,000

Working capital requirements for Energen and Alagasco are influenced by short-term borrowings to finance recent acquisitions, the fair value of the company's derivative financial instruments, the recovery and pass-through of regulatory items and the seasonality of Alagasco's business. Energen's accounts receivable and accounts payable at September 30, 2011 include $73.9 million and $45.5 million, respectively, associated with its derivative financial instruments. Working capital at Alagasco reflects an expected pass-through to rate payers of $21.1 million associated with the timing of recovery for the cost of gas supply and of $20.5 million in refundable negative salvage costs representing a reduction in future revenues through lower tariff rates.
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

Energen Resources entered into three agreements which commence at various dates from November 15, 2011 to January 15, 2012 and expire at various dates through January 2015 to secure drilling rigs necessary to execute a portion of its drilling plans. In the unlikely event that Energen Resources terminates the agreements prior to the commencement dates, Energen Resources' total resulting exposure is the greater of approximately $2.2 million or all expenses incurred in the preparation of the subject rigs for the operations contemplated by the contract. Upon commencement, Energen Resources' total resulting exposure could be as much as $34 million depending on the contractors ability to remarket the drilling rig.

Energen and its subsidiaries' 2007 and 2008 federal consolidated income tax returns have been under IRS examination. In September 2010, the IRS made certain assessments primarily related to Alagasco’s tax accounting method change for the recovery of its gas distribution property. The Company subsequently filed a petition in United States Tax Court challenging the IRS assessment. During the second quarter of 2011, the Company entered into a settlement agreement with the IRS. Under this settlement, Alagasco was allowed the full repair tax deductions as originally claimed in the 2007 and 2008 federal income tax returns.  The Chief Judge of the United States Tax Court signed and entered the Decision putting this settlement agreement into effect on June 16, 2011.

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

As a result of the audit, Energen Resources has been ordered by the ONRR to pay additional royalties on the specified U.S. federal leases in the amount of $142,000 and restructure its accounting for all federal leases in two counties in New Mexico from March 1, 2004 forward. The Company preliminarily estimates that application of the Order to all of the Company's New Mexico federal leases would result in ONRR claims for up to approximately $20 million of additional royalties plus interest and penalties for the period from March 1, 2004 forward. The preliminary findings and subsequent Order (issued April 25, 2011) are contrary to deductions allowed under previous audits, retroactive in application and inconsistent with the Company’s understanding of industry practice. The Company is vigorously contesting the Order and has requested additional information from the ONRR and the Department to assist the Company in evaluating the Department's findings and the ONRR Order. Management is unable, at this time, to determine a range of reasonably possible losses as a result of this Order, and no amount has been accrued as of September 30, 2011.

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

All statements based on future expectations rather than on historical facts are forward-looking statements that are dependent on certain events, risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of these include, but are not limited to, economic and competitive conditions, production levels, reserve levels, energy markets, supply and demand for and the price of energy commodities including oil, gas and natural gas liquids, fluctuations in the weather, drilling risks, costs associated with compliance with environmental obligations, inflation rates, legislative and regulatory changes, financial market conditions, the Company’s ability to access the capital markets, future business decisions, utility customer growth and retention and usage per customer, litigation results and other factors and uncertainties discussed elsewhere in this report and in the Company’s other public filings and press releases, all of which are difficult to predict. While it is not possible to predict or identify all the factors that could cause the Company’s actual results to differ materially from expected or historical results, the Company has identified certain risk factors which may affect the Company’s future business and financial performance.

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

Access to Credit Markets: The Company and its subsidiaries rely on access to credit markets. The availability and cost of credit market access is significantly influenced by market events and rating agency evaluations for both lenders and the Company. Market volatility and credit market disruption may severely limit credit availability and issuer credit ratings can change rapidly. Events negatively affecting credit ratings and credit market liquidity could increase borrowing costs or limit availability of funds to the Company.

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

Alagasco’s Hedging: Similarly, although Alagasco has made use of cash flow derivative commodity instruments to mitigate gas supply cost risk, fluctuations in future gas supply costs could materially affect its financial position and rates to customers. The effectiveness of Alagasco's risk mitigation assumes that its counterparties in such activities maintain satisfactory credit quality. The effectiveness of such risk mitigation also assumes that Alagasco's actual gas supply needs will generally meet or exceed the volumes subject to the cash flow derivative commodity instruments. A substantial failure to experience projected gas supply needs, whether caused by miscalculations, weather events, natural disaster, accident, mechanical failure, criminal act or otherwise, could leave

Alagasco financially exposed to its counterparties and result in material adverse financial consequences to Alagasco and the Company. The adverse effect could be increased if the adverse event was widespread enough to move market prices against Alagasco's position. In addition, the recent adoption of financial reform legislation could have an adverse effect on the ability of Alagasco to use derivative instruments which could have a material adverse effect on our financial position, results of operations and cash flows.

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

SELECTED BUSINESS SEGMENT DATA
ENERGEN CORPORATION
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except sales price data)	2011	2010	2011	2010
Oil and Gas Operations
Operating revenues
Natural gas	$96,604	$119,287	$290,240	$365,302
Oil	197,636	99,045	419,830	291,543
Natural gas liquids	24,476	15,388	63,491	46,535
Other	236	391	6,273	2,931
Total	$318,952	$234,111	$779,834	$706,311
Production volumes
Natural gas (MMcf)	17,796	17,723	52,908	52,768
Oil (MBbl)	1,709	1,290	4,574	3,734
Natural gas liquids (MMgal)	24.3	19.8	66.6	57.6
Total production volumes (MMcfe)	31,518	28,295	89,868	83,401
Total production volumes (MBOE)	5,253	4,716	14,978	13,900
Revenue per unit of production including effects of all derivative instruments
Natural gas (Mcf)	$5.43	$6.73	$5.49	$6.92
Oil (barrel)	$115.64	$76.80	$91.79	$78.09
Natural gas liquids (gallon)	$1.01	$0.78	$0.95	$0.81
Revenue per unit of production including effects of designated cash flow hedges
Natural gas (Mcf)	$5.43	$6.73	$5.49	$6.92
Oil (barrel)	$84.56	$76.80	$80.17	$78.09
Natural gas liquids (gallon)	$1.00	$0.78	$0.95	$0.81
Revenue per unit of production excluding effects of all derivative instruments
Natural gas (Mcf)	$4.11	$4.03	$4.10	$4.40
Oil (barrel)	$86.17	$71.75	$90.40	$73.16
Natural gas liquids (gallon)	$1.17	$0.77	$1.11	$0.83
Other data
Lease operating expense (LOE)
LOE and other	$54,563	$47,405	$152,220	$135,965
Production taxes	14,367	10,475	40,842	31,062
Total	$68,930	$57,880	$193,062	$167,027
Depreciation, depletion and amortization	$62,822	$51,363	$169,953	$150,645
Capital expenditures	$266,745	$275,895	$666,601	$386,810
Exploration expenditures	$10,775	$34,506	$12,596	$54,367
Operating income	$161,331	$76,644	$351,808	$289,385
Natural Gas Distribution
Operating revenues
Residential	$30,541	$31,409	$269,584	$334,429
Commercial and industrial	16,984	17,130	107,283	128,216
Transportation	12,114	12,020	40,568	42,043
Other	(23)	1,134	(1,938)	(6,556)
Total	$59,616	$61,693	$415,497	$498,132

Gas delivery volumes (MMcf)
Residential	1,385	1,401	16,725	19,673
Commercial and industrial	1,181	1,155	7,843	8,735
Transportation	10,004	10,783	33,713	33,988
Total	12,570	13,339	58,281	62,396
Other data
Depreciation and amortization	$9,980	$9,451	$29,606	$34,380
Capital expenditures	$21,333	$38,283	$57,170	$75,810
Operating income	$(10,681)	$(9,015)	$65,541	$69,378

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

Energen Resources periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations to its estimated oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its gas supply exposure. Such instruments may include over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms and are believed to be creditworthy by the Company. The Company is at risk for economic loss based upon the creditworthiness of its counterparties. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge. As of September 30, 2011, the maximum term over which Energen Resources and Alagasco have hedged exposures to the variability of cash flows is through December 31, 2014 and March 31, 2013, respectively

A failure to meet sales volume targets at Energen Resources or gas supply targets at Alagasco due to miscalculations, weather events, natural disasters, accidents, mechanical failure, criminal act or otherwise could leave the Company or Alagasco exposed to its counterparties in commodity hedging contracts and result in material adverse financial losses.

See Note 3, Derivative Commodity Instruments, in the Notes to Unaudited Condensed Financial Statements for details related to the Company's hedging activities.

The Company’s interest rate exposure as of September 30, 2011, primarily relates to its syndicated credit facilities with variable interest rates. The weighted average interest rate for amounts outstanding at September 30, 2011 was 1.68 percent. All long-term debt obligations were at fixed rates.

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

PART II: OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs**
July 1, 2011 through July 31, 2011	—		—	—	8,992,700
August 1, 2011 through August 31, 2011	—		—	—	8,992,700
September 1, 2011 through September 30, 2011	331	*	$49.24	—	8,992,700
Total	331		$49.24	—	8,992,700

* Acquired in connection with tax withholdings and payment of exercise price on stock compensation plans.
** By resolution adopted May 24, 1994, and supplemented by resolutions adopted April 26, 2000 and June 24, 2006, the Board of Directors authorized the Company to repurchase up to 12,564,400 shares of the Company's common stock. The resolutions do not have an expiration date.

ITEM 5. OTHER INFORMATION

On November 2, 2011, the Company and Alagasco each entered into a first amendment (the "First Amendments"), to their respective syndicated revolving credit facilities dated October 29, 2010. The First Amendments give the Company and Alagasco additional flexibility to incur unsecured indebtedness outside of the existing credit facilities. Copies of the First Amendments are attached hereto as Exhibits 10(a) and 10(b) and are incorporated herein by this reference.

ITEM 6. EXHIBITS

10(a)	-	First Amendment to Credit Agreement, dated November 2, 2011, among Energen Corporation, certain of its subsidiaries, the lenders party thereto and Bank of America, N.A., as administrative agent
10(b)	-	First Amendment to Credit Agreement, dated November 2, 2011, among Alabama Gas Corporation, the lenders party thereto and Bank of America, N.A., as administrative agent
31(a)	-	Section 302 Energen Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31(b)	-	Section 302 Energen Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31(c)	-	Section 302 Alabama Gas Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31(d)	-	Section 302 Alabama Gas Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32(a)	-	Section 906 Energen Corporation Certification pursuant to 18 U.S.C. Section 1350
32(b)	-	Section 906 Alabama Gas Corporation Certification pursuant to 18 U.S.C. Section 1350
101	-	The following financial statements from Energen Corporation's Quarterly Report on Form 10-Q for the quarter ended
September 30, 2011, formatted in XBRL: (i) Consolidated Condensed Statements of Income,
(ii) Consolidated Condensed Balance Sheets, (iii) Consolidated Condensed Statements of Cash Flows,
(iv) the Notes to Unaudited Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGEN CORPORATION ALABAMA GAS CORPORATION

November 8, 2011	By	/s/ J. T. McManus, II
J. T. McManus, II
Chairman, Chief Executive Officer and President of Energen Corporation; Chairman and Chief Executive Officer of Alabama Gas Corporation

November 8, 2011	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr.
Vice President, Chief Financial Officer and Treasurer of Energen Corporation and Alabama Gas Corporation

November 8, 2011	By	/s/ Russell E. Lynch, Jr.
Russell E. Lynch, Jr.
Vice President and Controller of Energen Corporation

November 8, 2011	By	/s/ William D. Marshall
William D. Marshall
Vice President and Controller of Alabama Gas Corporation