Form 10-Q
period 2012-03-31
ALABAMA GAS CORP; ENERGEN CORP
filed 2012-05-10
CIK 3146, 277595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _______________

Commission File Number	Registrant	State of Incorporation	IRS Employer Identification Number
1-7810	Energen Corporation	Alabama	63-0757759
2-38960	Alabama Gas Corporation	Alabama	63-0022000
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
Energen Corporation - Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Alabama Gas Corporation - Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Energen Corporation	YES	☐	NO	☒
Alabama Gas Corporation	YES	☐	NO	☒
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of May 3, 2012.

Energen Corporation	$0.01 par value	72,126,249 shares
Alabama Gas Corporation	$0.01 par value	1,972,052 shares

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
ENERGEN CORPORATION
(Unaudited)
	Three months ended
	March 31,
(in thousands, except per share data)	2012	2011
Operating Revenues
Oil and gas operations	$223,957	$216,792
Natural gas distribution	194,487	269,572
Total operating revenues	418,444	486,364
Operating Expenses
Cost of gas	59,586	131,749
Operations and maintenance	110,561	103,782
Depreciation, depletion and amortization	94,534	61,128
Asset impairment	21,545	—
Taxes, other than income taxes	26,235	28,175
Accretion expense	1,813	1,649
Total operating expenses	314,274	326,483
Operating Income	104,170	159,881
Other Income (Expense)
Interest expense	(15,425)	(9,404)
Other income	2,032	1,230
Other expense	(113)	(163)
Total other expense	(13,506)	(8,337)
Income Before Income Taxes	90,664	151,544
Income tax expense	33,258	57,276
Net Income	$57,406	$94,268
Diluted Earnings Per Average Common Share	$0.79	$1.30
Basic Earnings Per Average Common Share	$0.80	$1.31
Dividends Per Common Share	$0.140	$0.135
Diluted Average Common Shares Outstanding	72,326	72,240
Basic Average Common Shares Outstanding	72,102	72,001

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
ENERGEN CORPORATION
(Unaudited)
	Three months ended
	March 31,
(in thousands)	2012	2011
Net Income	$57,406	$94,268
Other comprehensive income (loss):
Current period change in fair value of commodity derivative instruments, net of tax of ($7,498) and ($59,374)	(12,234)	(96,873)
Reclassification adjustment for commodity derivative instruments, net of tax of $302 and ($2,257)	493	(3,683)
Pension and postretirement plans:
Amortization of net obligation at transition, net of taxes of $25 and $24, respectively	47	44
Amortization of prior service cost, net of taxes of $30 and $26, respectively	55	48
Amortization of net loss, net of taxes of $412 and $318, respectively	766	590
Total pension and postretirement plans	868	682
Current period change in fair value of interest rate swap, net of tax of ($265)	(492)	—
Reclassification adjustment for interest rate swap, net of tax of $137	254	—
Comprehensive Income (Loss)	$46,295	$(5,606)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
ENERGEN CORPORATION
(Unaudited)

(in thousands)	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$49,618	$9,541
Accounts receivable, net of allowance for doubtful accounts of $7,744 at March 31, 2012, and $12,946 at December 31, 2011	203,642	231,925
Inventories
Storage gas inventory	37,986	44,047
Materials and supplies	30,930	26,420
Liquified natural gas in storage	3,623	3,545
Regulatory asset	54,790	57,143
Income tax receivable	1,491	7,343
Deferred income taxes	39,471	48,818
Prepayments and other	14,952	15,386
Total current assets	436,503	444,168
Property, Plant and Equipment
Oil and gas properties, successful efforts method	5,491,919	5,166,368
Less accumulated depreciation, depletion and amortization	1,486,756	1,382,526
Oil and gas properties, net	4,005,163	3,783,842
Utility plant	1,369,107	1,358,266
Less accumulated depreciation	550,687	544,838
Utility plant, net	818,420	813,428
Other property, net	23,827	23,506
Total property, plant and equipment, net	4,847,410	4,620,776
Other Assets
Regulatory asset	91,478	95,633
Long-term derivative instruments	10,608	31,056
Deferred charges and other	46,773	45,783
Total other assets	148,859	172,472
TOTAL ASSETS	$5,432,772	$5,237,416

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
ENERGEN CORPORATION
(Unaudited)

(in thousands, except share and per share data)	March 31, 2012	December 31, 2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Long-term debt due within one year	$1,000	$1,000
Notes payable to banks	165,000	15,000
Accounts payable	340,633	302,048
Accrued taxes	34,434	32,359
Customers' deposits	25,174	23,950
Amounts due customers	10,755	21,065
Accrued wages and benefits	18,417	35,258
Regulatory liability	30,049	58,279
Royalty payable	23,606	22,592
Other	24,963	32,328
Total current liabilities	674,031	543,879
Long-term debt	1,153,686	1,153,700
Deferred Credits and Other Liabilities
Asset retirement obligation	110,209	107,340
Pension and other postretirement liabilities	63,031	62,532
Regulatory liability	74,159	87,234
Long-term derivative instruments	61,066	34,663
Deferred income taxes	813,451	806,127
Other	9,315	9,778
Total deferred credits and other liabilities	1,131,231	1,107,674
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, cumulative $0.01 par value, 5,000,000 shares authorized	—	—
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized, 75,039,289 shares issued at March 31, 2012, and 75,007,412 shares issued at December 31, 2011	750	750
Premium on capital stock	488,463	482,918
Capital surplus	2,802	2,802
Retained earnings	2,148,196	2,100,885
Accumulated other comprehensive income (loss), net of tax
Unrealized gain (loss) on hedges, net	(2,468)	9,273
Pension and postretirement plans	(37,716)	(38,584)
Interest rate swap	(1,179)	(941)
Deferred compensation plan	3,715	3,511
Treasury stock, at cost; 3,040,117 shares at March 31, 2012, and 3,036,549 shares at December 31, 2011	(128,739)	(128,451)
Total shareholders' equity	2,473,824	2,432,163
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,432,772	$5,237,416
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
ENERGEN CORPORATION
(Unaudited)

Three months ended March 31, (in thousands)	2012	2011
Operating Activities
Net income	$57,406	$94,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	94,534	61,128
Asset impairment	21,545	—
Accretion expense	1,813	1,649
Deferred income taxes	23,182	40,772
Bad debt expense	(258)	718
Exploratory expense	1,076	291
Change in derivative fair value	47,221	(241)
(Gain) loss on sale of assets	47	(25)
Other, net	4,261	3,036
Net change in:
Accounts receivable	20,063	(30,173)
Inventories	1,473	4,840
Accounts payable	7,327	34,050
Amounts due customers including gas supply pass-through	(31,926)	9,032
Income tax receivable	5,852	39,825
Pension and other postretirement benefit contributions	(3,176)	(3,097)
Other current assets and liabilities	(19,460)	6,465
Net cash provided by operating activities	230,980	262,538
Investing Activities
Additions to property, plant and equipment	(276,791)	(146,971)
Acquisitions, net of cash acquired	(68,176)	(4,303)
Proceeds from sale of assets	13,766	552
Other, net	(375)	(25)
Net cash used in investing activities	(331,576)	(150,747)
Financing Activities
Payment of dividends on common stock	(10,095)	(9,727)
Issuance of common stock	604	6,112
Payment of long-term debt	(25)	(31)
Net change in short-term debt	150,000	(80,000)
Tax benefit on stock compensation	227	767
Other	(38)	—
Net cash provided by (used in) financing activities	140,673	(82,879)
Net change in cash and cash equivalents	40,077	28,912
Cash and cash equivalents at beginning of period	9,541	22,659
Cash and Cash Equivalents at End of Period	$49,618	$51,571

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CONDENSED STATEMENTS OF INCOME
ALABAMA GAS CORPORATION
(Unaudited)
	Three months ended
	March 31,
(in thousands)	2012	2011
Operating Revenues	$194,487	$269,572
Operating Expenses
Cost of gas	59,586	131,749
Operations and maintenance	34,066	37,322
Depreciation and amortization	10,446	9,780
Income taxes
Current	25,440	21,571
Deferred	3,198	6,400
Taxes, other than income taxes	11,829	15,662
Total operating expenses	144,565	222,484
Operating Income	49,922	47,088
Other Income (Expense)
Allowance for funds used during construction	134	158
Other income	986	619
Other expense	(62)	(73)
Total other income	1,058	704
Interest Charges
Interest on long-term debt	3,424	3,042
Other interest expense	638	575
Total interest charges	4,062	3,617
Net Income	$46,918	$44,175

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED BALANCE SHEETS
ALABAMA GAS CORPORATION
(Unaudited)

(in thousands)	March 31, 2012	December 31, 2011
ASSETS
Property, Plant and Equipment
Utility plant	$1,369,107	$1,358,266
Less accumulated depreciation	550,687	544,838
Utility plant, net	818,420	813,428
Other property, net	42	43
Current Assets
Cash and cash equivalents	39,974	7,817
Accounts receivable
Gas	56,944	96,812
Other	5,349	6,858
Affiliated companies	3,356	2,841
Allowance for doubtful accounts	(6,900)	(12,100)
Inventories
Storage gas inventory	37,986	44,047
Materials and supplies	4,181	4,183
Liquified natural gas in storage	3,623	3,545
Regulatory asset	54,790	57,143
Income tax receivable	1,388	9,762
Deferred income taxes	21,433	21,986
Prepayments and other	3,716	4,422
Total current assets	225,840	247,316
Other Assets
Regulatory asset	91,478	95,633
Deferred charges and other	10,357	10,380
Total other assets	101,835	106,013
TOTAL ASSETS	$1,146,137	$1,166,800

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED BALANCE SHEETS
ALABAMA GAS CORPORATION
(Unaudited)

(in thousands, except share data)	March 31, 2012	December 31, 2011
LIABILITIES AND CAPITALIZATION
Capitalization
Preferred stock, cumulative $0.01 par value, 120,000 shares authorized	$—	$—
Common shareholder's equity
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,972,052 shares issued at March 31, 2012 and December 31, 2011	20	20
Premium on capital stock	31,682	31,682
Capital surplus	2,802	2,802
Retained earnings	349,125	310,234
Total common shareholder's equity	383,629	344,738
Long-term debt	250,221	250,246
Total capitalization	633,850	594,984
Current Liabilities
Notes payable to banks	25,000	15,000
Accounts payable	81,811	110,552
Accrued taxes	43,060	26,861
Customers' deposits	25,174	23,950
Amounts due customers	10,755	21,065
Accrued wages and benefits	5,828	12,971
Regulatory liability	30,049	58,279
Other	9,694	9,250
Total current liabilities	231,371	277,928
Deferred Credits and Other Liabilities
Deferred income taxes	184,136	181,492
Pension and other postretirement liabilities	21,945	21,383
Regulatory liability	74,159	87,234
Long-term derivative instruments	—	3,070
Other	676	709
Total deferred credits and other liabilities	280,916	293,888
Commitments and Contingencies
TOTAL LIABILITIES AND CAPITALIZATION	$1,146,137	$1,166,800

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
ALABAMA GAS CORPORATION
(Unaudited)

Three months ended March 31, (in thousands)	2012	2011
Operating Activities
Net income	$46,918	$44,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,446	9,780
Deferred income taxes	3,198	6,400
Bad debt expense	(258)	705
Other, net	(2,564)	1,226
Net change in:
Accounts receivable	14,706	8,085
Inventories	5,985	6,828
Accounts payable	(20,364)	(8,452)
Amounts due customers including gas supply pass-through	(31,926)	9,032
Income tax receivable	8,374	8,968
Pension and other postretirement benefit contributions	(681)	(703)
Other current assets and liabilities	11,425	9,415
Net cash provided by operating activities	45,259	95,459
Investing Activities
Additions to property, plant and equipment	(14,245)	(13,655)
Other, net	(767)	814
Net cash used in investing activities	(15,012)	(12,841)
Financing Activities
Dividends	(8,027)	(4,994)
Payment of long-term debt	(25)	(31)
Other	(38)	—
Net increases in advances from affiliates	—	1,687
Net change in short-term debt	10,000	(55,000)
Net cash provided by (used in) financing activities	1,910	(58,338)
Net change in cash and cash equivalents	32,157	24,280
Cash and cash equivalents at beginning of period	7,817	16,910
Cash and Cash Equivalents at End of Period	$39,974	$41,190

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
ENERGEN CORPORATION AND ALABAMA GAS CORPORATION

1. BASIS OF PRESENTATION

The unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2011, 2010 and 2009, included in the 2011 Annual Report of Energen Corporation (the Company) and Alabama Gas Corporation (Alagasco) on Form 10-K. Alagasco has a September 30 fiscal year for rate-setting purposes (rate year) and reports on a calendar year for the Securities and Exchange Commission and all other financial accounting reporting purposes. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required for complete financial statements. The Company's natural gas distribution business is seasonal in character and influenced by weather conditions. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year. All adjustments to the unaudited condensed financial statements that are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been recorded. Such adjustments consist of normal recurring items. Certain reclassifications were made to conform prior years' financial statements to the current-quarter presentation.

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

Alagasco's allowed range of return on average common equity remains 13.15 percent to 13.65 percent throughout the term of the RSE order. Under RSE, the APSC conducts quarterly reviews to determine whether Alagasco's return on average common equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4 percent of prior-year revenues. During the three months ended March 31, 2011, Alagasco had a net $3.3 million pre-tax reduction in revenues to bring the return on average common equity to midpoint within the allowed range of return. Under the provisions of RSE, a $13.0 million annual increase and a $1.3 million annual decrease in revenues became effective December 1, 2011 and 2010, respectively.

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

The APSC approved an Enhanced Stability Reserve (ESR) in 1998, which was subsequently modified and expanded in 2010. As currently approved, the ESR provides deferred treatment and recovery for the following: (1) extraordinary O&M expenses related to environmental response costs; (2) extraordinary O&M expenses related to self insurance costs that exceed $1 million per occurrence; (3) extraordinary O&M expenses, other than environmental response costs and self insurance costs, resulting from a single force majeure event or multiple force majeure events greater than $275,000 and $412,500, respectively, during a rate year; and (4) negative individual large commercial and industrial customer budget revenue variances that exceed $350,000 during a rate year.

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

Energen Resources periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply pursuant to standing authorizations by the Board of Directors, which do not authorize speculative positions. Such instruments may include over-the-counter (OTC) swaps and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. The Company is at risk for economic loss based upon the creditworthiness of its counterparties. Energen Resources was in a net loss position with eight of its active counterparties at March 31, 2012. The three largest counterparty net loss positions at March 31, 2012, Morgan Stanley Capital Group, Inc, J Aron & Company and Credit Suisse Energy LLC constituted approximately $73.6 million, $13.9 million and $11.3 million respectively, of Energen Resources’ net loss on fair value of derivatives. Energen Resources was in a net gain position with five of its active counterparties at March 31, 2012. The counterparty net gain positions ranged from $2 million to $6 million at March 31, 2012.

The current policy of the Company is to not enter into agreements that require the posting of collateral. The Company has a few older agreements, none of which have active positions as of March 31, 2012, which include collateral posting requirements based on the amount of exposure and counterparty credit ratings. The majority of the Company’s counterparty agreements include provisions for net settlement of transactions payable on the same date and in the same currency. Most of the agreements include various contractual set-off rights, which may be exercised by the non-defaulting party in the event of an early termination due to a default.

The Company periodically enters into derivative transactions that do not qualify for cash flow hedge accounting but are considered by management to represent valid economic hedges and are accounted for as mark-to-market transactions. These economic hedges may include, but are not limited to, hedges on estimated future production not yet flowing, basis hedges without a corresponding New York Mercantile Exchange (NYMEX) hedge and hedges on non-operated or other properties for which all of the necessary information to qualify for cash flow hedge accounting is either not readily available or subject to change. Derivatives that do not qualify for hedge treatment or are not designated as cash flow hedges are recorded at fair value with gains or losses recognized in operating revenues in the period of change.

The following tables detail the fair values of commodity contracts by business segment on the balance sheets:

(in thousands)	March 31, 2012
	Oil and Gas Operations		Natural Gas Distribution	Total
Derivative assets or (liabilities) designated as hedging instruments
Accounts receivable	$90,764		$—	$90,764
Long-term asset derivative instruments	94,764		—	94,764
Total derivative assets	185,528		—	185,528
Accounts receivable	(65,461)	*	—	(65,461)
Long-term asset derivative instruments	(64,621)	*	—	(64,621)
Accounts payable	(36,536)		—	(36,536)
Long-term liability derivative instruments	(33,774)		—	(33,774)
Total derivative liabilities	(200,392)		—	(200,392)
Total derivatives designated	(14,864)		—	(14,864)
Derivative assets or (liabilities) not designated as hedging instruments
Accounts receivable	(3,624)	*	—	(3,624)
Long-term asset derivative instruments	(19,535)	*	—	(19,535)
Total derivative assets	(23,159)		—	(23,159)
Accounts payable	(28,916)		(47,885)	(76,801)
Long-term liability derivative instruments	(26,939)		—	(26,939)
Total derivative liabilities	(55,855)		(47,885)	(103,740)
Total derivatives not designated	(79,014)		(47,885)	(126,899)
Total derivatives	$(93,878)		$(47,885)	$(141,763)

(in thousands)	December 31, 2011
	Oil and Gas Operations		Natural Gas Distribution	Total
Derivative assets or (liabilities) designated as hedging instruments
Accounts receivable	$73,636		$—	$73,636
Long-term asset derivative instruments	75,982		—	75,982
Total derivative assets	149,618		—	149,618
Accounts receivable	(48,174)	*	—	(48,174)
Long-term asset derivative instruments	(36,341)	*	—	(36,341)
Accounts payable	(37,070)		—	(37,070)
Long-term liability derivative instruments	(20,386)		—	(20,386)
Total derivative liabilities	(141,971)		—	(141,971)
Total derivatives designated	7,647		—	7,647
Derivative assets or (liabilities) not designated as hedging instruments
Accounts receivable	(3,670)	*	—	(3,670)
Long-term asset derivative instruments	(8,585)	*	—	(8,585)
Total derivative assets	(12,255)		—	(12,255)
Accounts payable	(13,416)		(56,804)	(70,220)
Long-term liability derivative instruments	(10,922)		(3,070)	(13,992)
Total derivative liabilities	(24,338)		(59,874)	(84,212)
Total derivatives not designated	(36,593)		(59,874)	(96,467)
Total derivatives	$(28,946)		$(59,874)	$(88,820)

* Amounts classified in accordance with accounting guidance which permits offsetting fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

The Company had a net $1.5 million deferred tax asset and a net $5.7 million deferred tax liability included in current and noncurrent deferred income taxes on the consolidated condensed balance sheets related to derivative items included in OCI as of March 31, 2012, and December 31, 2011, respectively.

Alagasco recognizes all derivatives at fair value as either assets or liabilities on the balance sheet. Any gains or losses are passed through to customers using the mechanisms of the GSA in compliance with Alagasco’s APSC-approved tariff and are recognized as a regulatory asset or regulatory liability.

The following table details the effect of derivative commodity instruments in cash flow hedging relationships on the financial statements:

(in thousands)	Location on Income Statement	Three months ended March 31, 2012	Three months ended March 31, 2011
Loss recognized in OCI on derivative (effective portion), net of tax of ($7.5) million and ($59.4) million	—	$(12,234)	$(96,873)
Gain reclassified from accumulated OCI into income (effective portion)	Operating revenues	$1,872	$7,591
Loss recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Operating revenues	$(2,666)	$(1,651)

The following table details the effect of derivative commodity instruments not designated as hedging instruments on the income statements:

(in thousands)	Location on Income Statement	Three months ended March 31, 2012	Three months ended March 31, 2011
Loss recognized in income on derivative	Operating revenues	$(44,005)	$(1)

As of March 31, 2012, $0.2 million, net of tax, of deferred net losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified and reported in earnings as operating revenues during the next twelve-month period. The actual amount that will be reclassified to earnings over the next year could vary materially from this amount due to changes in market conditions. As of March 31, 2012, the Company had 840 thousand cubic feet (MMcf) of natural gas hedges which expire during 2013 that did not meet the definition of a cash flow hedge but are considered by the Company to be economic hedges. The Company had 3.3 million, 6.1 million and 3.9 million barrels (MBbl) of oil and oil basis hedges which expire during 2012, 2013 and 2014, respectively, that did not meet the definition of a cash flow hedge but are considered by the Company to be economic hedges. The Company had 11.3 million and 1.6 million gallons (MMgal) of natural gas liquid hedges which expire during 2012 and 2013, respectively, that did not meet the definition of a cash flow hedge but are considered by the Company to be economic hedges. During 2011, the Company had a discontinuance of hedge accounting when Energen Resources determined it was probable certain forecasted volumes would not occur, which resulted in $0.1 million after-tax being recognized into operating revenues during the three months ended March 31, 2012.

Energen Resources entered into the following transactions for the remainder of 2012 and subsequent years:

Production Period	Total Hedged Volumes		Average Contract Price	Description
Natural Gas
2012	7.9	Bcf	$5.07 Mcf	NYMEX Swaps
	21.1	Bcf	$4.60 Mcf	Basin Specific Swaps - San Juan
2013	11.2	Bcf	$4.98 Mcf	NYMEX Swaps
	27.7	Bcf	$4.76 Mcf	Basin Specific Swaps - San Juan
2014	7.8	Bcf	$4.76 Mcf	NYMEX Swaps
	22.0	Bcf	$4.88 Mcf	Basin Specific Swaps - San Juan
Oil
2012	5,307	MBbl	$88.57 Bbl	NYMEX Swaps
2013	8,098	MBbl	$90.65 Bbl	NYMEX Swaps
2014	7,892	MBbl	$92.70 Bbl	NYMEX Swaps
Oil Basis Differential
2012	2,312	MBbl	$(2.95) Bbl	WTS/WTI Basis Swaps*
2013	2,768	MBbl	$(3.40) Bbl	WTS/WTI Basis Swaps*
Natural Gas Liquids
2012	44.2	MMGal	$0.98 Gal	Liquids Swaps
2013	44.5	MMGal	$1.02 Gal	Liquids Swaps
*WTS - West Texas Sour/Midland, WTI -West Texas Intermediate/Cushing

Alagasco entered into the following natural gas transactions for the remainder of 2012 and subsequent years:

Production Period	Total Hedged Volumes		Description
2012	10.8	Bcf	NYMEX Swaps
2013	1.5	Bcf	NYMEX Swaps

As of March 31, 2012, the maximum term over which Energen Resources and Alagasco have hedged exposures to the variability of cash flows is through December 31, 2014, and March 31, 2013, respectively. Alagasco has not entered into any new cash flow derivative transactions on its gas supply since early 2010.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The fair value hierarchy that prioritizes the inputs used to measure fair value is as follows:

Level 1 -	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 -	Pricing inputs other than quoted prices in active markets included within Level 1, which are either directly or indirectly observable through correlation with market data as of the reporting date;

Level 3 -
Pricing that requires inputs that are both significant and unobservable to the calculation of the fair value measure. The fair value measure represents estimates of the assumption that market value participants would use in pricing the asset or liability. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.

Derivative commodity instruments are over-the-counter (OTC) derivatives valued using market transactions and other market evidence whenever possible, including market-based inputs to models and broker or dealer quotations. These OTC derivative contracts trade in less liquid markets with limited pricing information as compared to markets with actively traded, unadjusted quoted prices;

accordingly, the determination of fair value is inherently more difficult. OTC derivatives for which the Company is able to substantiate fair value through directly observable market prices are classified within Level 2 of the fair value hierarchy. These Level 2 fair values consist of swaps priced in reference to NYMEX natural gas and oil futures. OTC derivatives valued using unobservable market prices have been classified within Level 3 of the fair value hierarchy. These Level 3 fair values include basin specific, basis and liquids swaps. The Company considers frequency of pricing and variability in pricing between sources in determining whether a market is considered active. While the Company does not have access to the specific assumptions used in its counterparties' valuation models, the Company maintains communications with its counterparties and discusses pricing practices. Further, the Company corroborates the fair value of its transactions by comparison of market-based price sources.

The following sets forth derivative assets and liabilities that were measured at fair value on a recurring basis:

	March 31, 2012
(in thousands)	Level 2*	Level 3*	Total
Current assets	$(33,849)	$55,528	$21,679
Noncurrent assets	(40,635)	51,243	10,608
Current liabilities	(111,489)	(1,848)	(113,337)
Noncurrent liabilities	(60,713)	—	(60,713)
Net derivative asset (liability)	$(246,686)	$104,923	$(141,763)

	December 31, 2011
(in thousands)	Level 2*	Level 3*	Total
Current assets	$(14,843)	$36,635	$21,792
Noncurrent assets	(8,382)	39,438	31,056
Current liabilities	(98,468)	(8,822)	(107,290)
Noncurrent liabilities	(32,928)	(1,450)	(34,378)
Net derivative asset (liability)	$(154,621)	$65,801	$(88,820)

* Amounts classified in accordance with accounting guidance which permits offsetting fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

As of March 31, 2012, Alagasco had $47.9 million of derivative instruments which are classified as Level 2 fair values and are included in the above table as current liabilities. As of December 31, 2011, Alagasco had $56.8 million and $3.1 million of derivative instruments which are classified as Level 2 fair values and are included in the above table as current and noncurrent liabilities, respectively. Alagasco had no derivative instruments classified as Level 3 fair values as of March 31, 2012, and December 31, 2011.

The Company has prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its derivative instruments. The Company estimates that a 10 percent increase or decrease in commodity prices would result in an approximate $29 million change in the fair value of open Level 3 derivative contracts. The resulting impact upon the results of operations would be an approximate $0.4 million associated with open Level 3 mark-to-market derivative contracts. Cash flow requirements to meet the obligation would not be significantly impacted as gains and losses on the derivative contracts would be similarly offset by sales at the spot market price.

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 derivative commodity instruments as follows:

	Three months ended	Three months ended
(in thousands)	March 31, 2012	March 31, 2011
Balance at beginning of period	$65,801	$42,755
Realized losses	(1,291)	(702)
Unrealized gains (losses) relating to instruments held at the reporting date	54,239	(9,870)
Settlements during period	(13,826)	(15,256)
Balance at end of period	$104,923	$16,927

The tables below set forth quantitative information about the Company’s Level 3 fair value measurements of derivative commodity instruments as follows:

(in thousands)	Fair Value as of March 31, 2012	Valuation Technique*	Unobservable Input*	Range
Natural Gas Basis - San Juan
2012	$47,977	Discounted Cash Flow	Forward Basis	($0.16 - $0.17) Mcf
2013	$40,323	Discounted Cash Flow	Forward Basis	($0.19 - $0.21) Mcf
2014	$23,314	Discounted Cash Flow	Forward Basis	($0.19 - $0.21) Mcf
Oil Basis - WTS/WTI
2012	$493	Discounted Cash Flow	Forward Basis	($3.17 - $3.25) Bbl
2013	$(2,392)	Discounted Cash Flow	Forward Basis	($2.50 - $2.85) Bbl
Natural Gas Liquids
2012	$(5,339)	Discounted Cash Flow	Forward Price	$1.00 - $1.18 Gal
2013	$547	Discounted Cash Flow	Forward Price	$0.96 - $1.05 Gal
*Discounted cash flow represents an income approach in calculating fair value including the referenced unobservable input and a discount reflecting credit quality of the counterparty.

4. RECONCILIATION OF EARNINGS PER SHARE (EPS)

	Three months ended			Three months ended
(in thousands, except per share amounts)	March 31, 2012			March 31, 2011
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS	$57,406	72,102	$0.80	$94,268	72,001	$1.31
Effect of dilutive securities
Stock options		216			233
Non-vested restricted stock		8			6
Diluted EPS	$57,406	72,326	$0.79	$94,268	72,240	$1.30

For the three months ended March 31, 2012 and 2011, the Company had 849,583 and 293,978, respectively, options that were excluded from the computation of diluted EPS, as their effect was non-dilutive. For the three months ended March 31, 2012 and 2011, the Company had no shares of non-vested restricted stock that were excluded from the computation of diluted EPS.

5. SEGMENT INFORMATION

The Company principally is engaged in two business segments: the development, acquisition, exploration and production of oil and gas in the continental United States (oil and gas operations) and the purchase, distribution and sale of natural gas in central and north Alabama (natural gas distribution).

	Three months ended
	March 31,
(in thousands)	2012	2011
Operating revenues
Oil and gas operations	$223,957	$216,792
Natural gas distribution	194,487	269,572
Total	$418,444	$486,364
Operating income (loss)
Oil and gas operations	$26,005	$85,059
Natural gas distribution	78,560	75,059
Eliminations and corporate expenses	(395)	(237)
Total	$104,170	$159,881
Other income (expense)
Oil and gas operations	$(10,558)	$(5,447)
Natural gas distribution	(3,004)	(2,913)
Eliminations and other	56	23
Total	$(13,506)	$(8,337)
Income before income taxes	$90,664	$151,544

(in thousands)	March 31, 2012	December 31, 2011
Identifiable assets
Oil and gas operations	$4,249,943	$4,046,242
Natural gas distribution	1,142,781	1,163,959
Eliminations and other	40,048	27,215
Total	$5,432,772	$5,237,416

6. STOCK COMPENSATION

Stock Incentive Plan
The Stock Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, or a combination thereof to officers and key employees. Options granted under the Stock Incentive Plan provide for the purchase of Company common stock at not less than the fair market value on the date the option is granted. The sale or transfer of the shares is limited during certain periods. All outstanding options vest within three years from date of grant and expire 10 years from the grant date. The Company granted 371,040 non-qualified option shares during the first quarter of 2012 with a grant-date fair value of $18.79.

Petrotech Incentive Plan
The Energen Resources’ Petrotech Incentive Plan provides for the grant of stock equivalent units. These awards are liability awards which settle in cash and are re-measured each reporting period until settlement. During 2012, Energen Resources awarded 96,480, 3,768 and 40,822 Petrotech units with a three-year, two-year and 18 month vesting period, respectively. These awards have a fair value of $47.64, $48.19 and $48.46 per unit, respectively, as of March 31, 2012.

1997 Deferred Compensation Plan
During the three months ended March 31, 2012, the Company had noncash purchases of approximately $84,000 of Company common stock in conjunction with tax withholdings on its non-qualified deferred compensation plan and other stock compensation. The Company utilized internally generated cash flows in payment of the related tax withholdings.

7. EMPLOYEE BENEFIT PLANS

The components of net pension expense for the Company’s two defined benefit non-contributory pension plans and certain nonqualified supplemental pension plans were:

	Three months ended March 31,
(in thousands)	2012	2011
Components of net periodic benefit cost:
Service cost	$2,632	$2,293
Interest cost	2,700	2,740
Expected long-term return on assets	(3,563)	(3,868)
Actuarial loss	2,099	1,609
Prior service cost amortization	129	124
Net periodic expense	$3,997	$2,898

The Company anticipates required contributions of approximately $12.8 million during 2012 to the qualified pension plans. The Company expects sufficient funding credits, as established under Internal Revenue Code Section 430(f), exist to meet the required funding. It is not anticipated that the funded status of the qualified pension plans will fall below statutory thresholds requiring accelerated funding or constraints on benefit levels or plan administration. No additional discretionary contributions are currently expected to be made to the pension plans by the Company during 2012. For the three months ending March 31, 2012, the Company made benefit payments aggregating $2.3 million to retirees from the nonqualified supplemental retirement plans and expects to make additional benefit payments of approximately $0.1 million through the remainder of 2012.

The components of net periodic postretirement benefit expense for the Company’s postretirement benefit plans were:

	Three months ended March 31,
(in thousands)	2012	2011
Components of net periodic benefit cost:
Service cost	$463	$442
Interest cost	1,062	1,111
Expected long-term return on assets	(1,109)	(1,104)
Actuarial loss	9	—
Transition amortization	479	479
Net periodic expense	$904	$928

For the three months ended March 31, 2012, the Company made contributions aggregating $0.9 million to the postretirement benefit plan. The Company expects to make additional discretionary contributions of approximately $2.7 million to the postretirement benefit plan through the remainder of 2012.

8. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Certain of Alagasco's long-term contracts associated with the delivery and storage of natural gas include fixed charges of approximately $88 million through September 2024. During the three months ending March 31, 2012 and 2011, Alagasco recognized approximately $14.3 million of long-term commitments through expense and its regulatory accounts in the accompanying financial statements. Alagasco also is committed to purchase minimum quantities of gas at market-related prices or to pay certain costs in the event the minimum quantities are not taken. These purchase commitments are approximately 190 Bcf through August 2020.

Alagasco purchases gas as an agent for certain of its large commercial and industrial customers. Alagasco has, in certain instances, provided commodity-related guarantees to the counterparties in order to facilitate these agency purchases. Liabilities existing for gas delivered to customers subject to these guarantees are included in the balance sheets. In the event the customer for whom the guarantee was entered fails to take delivery of the gas, Alagasco can sell such gas for the customer, with the customer liable for any resulting loss. Although the substantial majority of purchases under these guarantees are for the customers' current monthly consumption and are at current market prices, in some instances, the purchases are for an extended term at a fixed price. At March 31, 2012, the fixed price purchases under these guarantees had a maximum term outstanding through March 2013 and an aggregate purchase price of $3.8 million with a market value of $2.8 million.

Energen Resources entered into three agreements which commenced at various dates from November 15, 2011 to January 15, 2012 and expire at various dates through January 2015 to secure drilling rigs necessary to execute a portion of its drilling plans. In the unlikely event that Energen Resources discontinues use of these drilling rigs, Energen Resources' total resulting exposure could be as much as $27 million depending on the contractor's ability to remarket the drilling rig.

Income Taxes: The Company and Alagasco have on-going tax examinations under various U.S. and state tax jurisdictions. Accordingly, it is reasonably possible that significant changes to the reserve for uncertain tax benefits may occur as a result of the completion of various audits and the expiration of statute of limitations. Although the timing and outcome of these tax examinations is highly uncertain, the Company does not expect the change in the unrecognized tax benefit within the next 12 months would have a material impact to the financial statements.

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

Various pending or threatened legal proceedings are in progress currently, and the Company has accrued a provision for estimated liability. This provision was increased by $1.3 million during the three months ended March 31, 2012.

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

In June 2009, Alagasco received a General Notice Letter from the United States Environmental Protection Agency identifying Alagasco as a responsible party for a former manufactured gas plant (MGP) site located in Huntsville, Alabama, and inviting Alagasco to enter an Administrative Settlement Agreement and Order on Consent to perform a removal action at that site. The Huntsville MGP, along with the Huntsville gas distribution system, was sold by Alagasco to the City of Huntsville in 1949. While Alagasco no longer owns the Huntsville site, the Company and the current site owner entered into a Consent Order, and developed and completed during 2011 an action plan for the site. Alagasco has incurred costs associated with the site of approximately $4.9 million. As of March 31, 2012, the expected remaining costs are not expected to be material to the Company. Alagasco has recorded a corresponding amount to its Enhanced Stability Reserve regulatory asset account of which a debit balance of $4.8 million was cleared as of September 30, 2011 and allocated, subject to APSC review guidelines, against the refundable negative salvage costs being refunded to customers.

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

As a result of the audit, Energen Resources has been ordered by the ONRR to pay additional royalties on the specified U.S. federal leases in the amount of $142,000 and restructure its accounting for all federal leases in two counties in New Mexico from March 1, 2004, forward. The Company preliminarily estimates that application of the Order to all of the Company's New Mexico federal leases would result in ONRR claims for up to approximately $22 million of additional royalties plus interest and penalties for the period from March 1, 2004, forward. The preliminary findings and subsequent Order (issued April 25, 2011) are contrary to deductions allowed under previous audits, retroactive in application and inconsistent with the Company’s understanding of industry practice. The Company is vigorously contesting the Order and has requested additional information from the ONRR and the Department to assist the Company in evaluating the ONRR Order and the Department's findings. Management is unable, at this time, to determine a range of reasonably possible losses as a result of this Order, and no amount has been accrued as of March 31, 2012.

Capital Lease Obligations: During the quarter, the Company entered into certain capital leases related to certain equipment. The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2012:

(in thousands)
2012	$1,307
2013	1,743
2014	1,743
2015	145
Total minimum lease payments	4,938
Less amount representing interest	141
Total present value of minimum lease payments	$4,797

9. FINANCIAL INSTRUMENTS

The stated value of cash and cash equivalents, short-term investments, trade receivables (net of allowance), and short-term debt approximates fair value due to the short maturity of the instruments. The fair value of Energen's long-term debt, including the current portion, approximates $1,202.8 million and has a carrying value of $1,155.2 million at March 31, 2012. The fair value of Alagasco's fixed-rate long-term debt, including the current portion, approximates $271.4 million and has a carrying value of $250.2 million at March 31, 2012. The fair values were based on market prices of similar debt issues having the same remaining maturities, redemption terms and credit rating. Short-term debt is classified as Level 1 fair value and long-term debt is classified as Level 2 fair value.

In December 2011, the Company entered into interest rate swap agreements for $200 million of the Senior Term Loans. The swap agreements exchange a variable interest rate for a fixed interest rate of 2.4175 percent on $200 million of the principal amount outstanding. The fair value of the Company's interest rate swap was a $1.8 million liability at March 31, 2012 and is classified as a Level 1 fair value.

Finance Receivables: Alagasco finances third-party contractor sales of merchandise including gas furnaces and appliances. At March 31, 2012, and December 31, 2011, Alagasco’s finance receivable totaled $10.2 million and $10.5 million, respectively. These finance receivables currently have an average balance of approximately $3,000 and with terms of up to 60 months. Financing is available only to qualified customers who meet credit worthiness thresholds for customer payment history and external agency credit reports. Alagasco relies upon ongoing payments as the primary indicator of credit quality during the term of each contract. The allowance for credit losses is recognized using an estimate of write-off percentages based on historical experience applied to an aging of the finance receivable balance. Delinquent accounts are evaluated on a case-by-case basis and, absent evidence of debt repayment after 90 days, are due in full and assigned to a third-party collection agency. The remaining finance receivable is written off approximately 12 months after being assigned to the third-party collection agency. Alagasco had finance receivables past due 90 days or more of $363,000 as of March 31, 2012.

The following table sets forth a summary of changes in the allowance for credit losses as follows:

(in thousands)
Allowance for credit losses as of December 31, 2011	$421
Provision	(66)
Allowance for credit losses as of March 31, 2012	$355

10. REGULATORY ASSETS AND LIABILITIES

The following table details regulatory assets and liabilities on the balance sheets:

(in thousands)	March 31, 2012		December 31, 2011
	Current	Noncurrent	Current	Noncurrent
Regulatory assets:
Pension and postretirement assets	$170	$76,165	$170	$77,587
Accretion and depreciation for asset retirement obligation	—	14,282	—	13,981
Risk management activities	47,885	—	56,804	3,070
Asset removal costs, net	—	698	—	994
Gas supply adjustment	6,615	333	—	—
Other	120	—	169	1
Total regulatory assets	$54,790	$91,478	$57,143	$95,633
Regulatory liabilities:
RSE adjustment	$507	$—	$2,931	$—
Unbilled service margin	7,595	—	22,419	—
Gas supply adjustment	—	—	12,626	—
Refundable negative salvage	21,914	52,333	20,269	65,646
Asset retirement obligation	—	21,031	—	20,785
Other	33	795	34	803
Total regulatory liabilities	$30,049	$74,159	$58,279	$87,234

11. ASSET RETIREMENT OBLIGATIONS

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

During the three months ended March 31, 2012, Energen Resources recognized amounts representing expected future costs associated with site reclamation, facilities dismantlement, and plug and abandonment of wells as follows:

(in thousands)
Balance of ARO as of December 31, 2011	$107,340
Liabilities incurred	1,260
Liabilities settled	(204)
Accretion expense	1,813
Balance of ARO as of March 31, 2012	$110,209

The Company recognizes conditional obligations if such obligations can be reasonably estimated and a legal requirement to perform an asset retirement activity exists. Alagasco recorded a conditional asset retirement obligation, on a discounted basis of $21.0 million and $20.8 million to purge and cap its gas pipelines upon abandonment, as a regulatory liability as of March 31, 2012, and December 31, 2011, respectively. The costs associated with asset retirement obligations are currently either being recovered in rates or are probable of recovery in future rates.

Alagasco accrues removal costs on certain gas distribution assets over the useful lives of its property, plant and equipment through depreciation expense in accordance with rates approved by the APSC. Regulatory assets for accumulated asset removal costs of $0.7 million and $1 million as of March 31, 2012 and December 31, 2011, respectively, are included as regulatory assets in noncurrent assets on the balance sheets. As of March 31, 2012 and December 31, 2011, the Company recognized $21.9 million and $20.3 million, respectively, of refundable negative salvage as regulatory liabilities in current liabilities on the balance sheet in response to the June 28, 2010, APSC order. As of March 31, 2012 and December 31, 2011, the Company recognized $52.3 million and $65.6 million, respectively, of refundable negative salvage as regulatory liabilities in deferred credit and other liabilities on the balance sheet in response to the June 28, 2010, APSC order.

12. ACQUISITION AND DISPOSITION OF OIL AND GAS PROPERTIES

During the first quarter of 2012, Energen Resources recognized a noncash impairment writedown on certain properties in East Texas of $21.5 million pre-tax to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows. Significant assumptions in valuing the proved reserves included the reserve quantities, anticipated operating costs, anticipated production taxes, future expected natural gas prices and basis differentials, anticipated production declines, and a discount rate of 10 percent commensurate with the risk of the underlying cash flow estimates. The impairment was caused by the impact of lower future natural gas prices. During the first quarter of 2012, future natural gas price curves shifted significantly lower, especially in the next 5 years. This nonrecurring impairment writedown is classified as Level 3 fair value.

On February 21, 2012, Energen Resources entered into a definitive agreement with BHP Billiton (BHP) to buy a 50 percent undivided interest in three existing wells in Reeves County, Texas, from Energen Resources for approximately $18 million. As a result of purchasing the wells, and subject to initiating horizontal completions of two of the wells, BHP will own a 50 percent undivided interest in 4,829 net acres. BHP will carry Energen Resources in completion operations of the two wells. The agreement also included the option for BHP to purchase from Energen Resources a 50 percent undivided interest in 51,720 net acres in the Permian Basin. On May 1, 2012, BHP elected not to exercise the option.

On February 14, 2012, Energen completed the purchase of certain properties in the Permian Basin for a cash purchase price of $63 million (subject to closing adjustments). This purchase had an effective date of December 1, 2011. Energen acquired total proved reserves of approximately 8.1 million barrels of oil equivalent (MMBOE). Of the proved reserves acquired, an estimated 81 percent are undeveloped. Approximately 64 percent of the proved reserves are oil, 22 percent are natural gas liquids and natural gas comprises the remaining 14 percent. Energen Resources used its credit facilities and internally generated cash flows to finance the acquisition. Pro forma financial information for this acquisition is not presented because it would not be materially different from the information presented in the consolidated statements of income.

The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed recognized as of February 14, 2012. The purchase price allocation is preliminary and subject to adjustment as the final closing statement is not complete.

(in thousands)
Consideration given
Cash (net)	$63,294
Recognized amounts of identifiable assets acquired and liabilities assumed
Proved properties	$62,565
Unproved leasehold properties	911
Accounts receivable	44
Accounts payable	(16)
Asset retirement obligation	(210)
Total identifiable net assets	$63,294

Included in the Company’s consolidated results of operations for the three months ended March 31, 2012, were $1.7 million of operating revenues and $1.0 million in operating income resulting from the operation of the properties acquired above.

On December 27, 2011, Energen completed the purchase of certain properties in the Permian Basin for a cash purchase price of $56 million (subject to closing adjustments). This purchase had an effective date of July 1, 2011. Energen acquired total proved reserves of approximately 3.4 MMBOE. Of the proved reserves acquired, an estimated 77 percent are undeveloped. Approximately 61 percent of the proved reserves are oil, 24 percent are natural gas liquids and natural gas comprises the remaining 15 percent. Energen Resources used its credit facilities and internally generated cash flows to finance the acquisition. Pro forma financial information for this acquisition is not presented because it would not be materially different from the information presented in the consolidated statements of income.

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

On November 16, 2011, Energen completed the purchase of certain liquids-rich properties in the Permian Basin for a cash purchase price of $162 million . This purchase had an effective date of August 1, 2011. Energen acquired total proved reserves of approximately 13.6 million MMBOE. Of the proved reserves acquired, an estimated 76 percent are undeveloped. Approximately 59 percent of the proved reserves are oil, 25 percent are natural gas liquids and natural gas comprises the remaining 16 percent. Energen Resources used its credit facilities and internally generated cash flows to finance the acquisition. Pro forma financial information for this acquisition is not presented because it would not be materially different from the information presented in the consolidated statements of income.

The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed recognized as of November 16, 2011, (including the effects of closing adjustments).

(in thousands)
Consideration given
Cash (net)	$161,967
Recognized amounts of identifiable assets acquired and liabilities assumed
Proved properties	$151,544
Unproved leasehold properties	7,883
Accounts receivable	3,070
Accounts payable	(388)
Asset retirement obligation	(142)
Total identifiable net assets	$161,967

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

13. RECENTLY ISSUED ACCOUNTING STANDARDS

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This update requires entities to present the components of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which deferred the requirements to include reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. The amendments in these updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of these updates has not had a material impact on the consolidated condensed financial statements or results of operations. The Company does not expect the portions of these updates that have been deferred to have a material impact on its consolidated condensed financial statements or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and International Financial Reporting Standards (IFRSs). The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The amendments are effective during interim and annual periods beginning after December 15, 2011. This standard did not have a material impact on the consolidated condensed financial statements of the Company. The additional fair value disclosures are included in Note 3, Derivative Commodity Instruments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Energen's net income totaled $57.4 million ($0.79 per diluted share) for the three months ended March 31, 2012 compared with net income of $94.3 million ($1.30 per diluted share) for the same period in the prior year. Energen Resources Corporation, Energen's oil and gas subsidiary, had net income for the three months ended March 31, 2012, of $9.5 million as compared with $49.7 million in the same quarter in the previous year. This decrease in net income was primarily the result of an after-tax $25.3 million non-cash mark-to-market loss on derivatives, lower natural gas and natural gas liquids commodity prices (approximately $19 million after-tax), higher depreciation, depletion and amortization (DD&A) expense (approximately $20 million after-tax), a noncash impairment on certain natural gas properties in East Texas of approximately $13.4 million after-tax, increased lease operating expense excluding production taxes (approximately $6 million after-tax) and increased production taxes (approximately $1 million after-tax). Positively affecting net income was the impact of significantly higher production volumes (approximately $37 million after-tax) and increased oil commodity prices (approximately $11 million after-tax). Energen's natural gas utility, Alagasco, reported net income of $46.9 million in the first quarter of 2012 compared to net income of $44.2 million in the same period last year. This increase largely reflects the utility’s ability to earn on a higher level of equity in support of Alagasco's investment in its distribution system and support facilities devoted to public service partially offset by the timing of rate recovery under Alagasco’s rate-setting mechanisms.

Oil and Gas Operations
Revenues from oil and gas operations rose 3.3 percent to $224.0 million for the three months ended March 31, 2012 primarily as a result of higher production volumes and increased realized oil commodity prices partially offset by decreased realized natural gas and natural gas liquids commodity prices. During the current quarter, revenue per unit of production for natural gas decreased 28.6 percent to $3.94 per thousand cubic feet (Mcf), while oil revenue per unit of production rose 12.4 percent to $85.12 per barrel. Natural gas liquids revenue per unit of production fell 2.2 percent to an average price of $0.87 per gallon. Revenues per unit of production for the current quarter and year-to-date reflect realized prices and derivative gains and losses including effects of designated cash flow hedges.

Production for the current quarter increased largely due to higher volumes related to increased field development in certain Permian Basin liquids-rich properties partially offset by normal production declines. Natural gas production in the first quarter rose 10.1 percent to 19.1 billion cubic feet (Bcf), oil volumes increased 43.2 percent to 1,953 thousand barrels (MBbl) and natural gas liquids production rose 32 percent to 26 million gallons (MMgal). Natural gas comprised approximately 55 percent of Energen Resources' production for the current quarter.

Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. The Company includes gains and losses on the disposition of these assets in operating revenues. Energen Resources recorded no property sales in the first quarter of 2012. Energen Resources recorded a pre-tax gain of $42,000 on the sale of various properties in the first quarter of 2011.

Operations and maintenance (O&M) expense increased $9.9 million for the quarter. Lease operating expense (excluding production taxes) generally reflects year over year increases in the number of active wells resulting from Energen Resources' ongoing development, exploratory and acquisition activities. Lease operating expense (excluding production taxes) increased $9.7 million for the quarter largely due to additional workover and repair expense (approximately $2.3 million), increased labor costs (approximately $1.7 million), higher marketing and transportation costs (approximately $1.4 million), increased nonoperated costs (approximately $1.4 million), increased water disposal costs (approximately $0.9 million), the acquisitions of Permian Basin liquids-rich properties (approximately $0.7 million), higher chemical and treatment costs (approximately $0.4 million) and additional ad valorem taxes (approximately $0.3 million). On a per unit basis, the average lease operating expense (excluding production taxes) for the current quarter was $9.84 per barrel of oil equivalent (BOE) as compared to $9.94 per BOE in the same period a year ago. Administrative expense decreased $1 million for the three months ended March 31, 2012 largely due to lower labor costs (approximately $1.3 million) and decreased costs from the Company’s performance-based compensation plans (approximately $1 million) partially offset by increased legal expenses (approximately $1.3 million). Exploration expense rose $1.2 million in the first quarter of 2012.

Energen Resources' DD&A expense for the quarter rose $54.3 million which includes an impairment writedown on certain properties in East Texas of $21.5 million pre-tax to adjust the carrying amount of certain properties to their fair value based on expected future discounted cash flows. The average depletion rate, excluding the asset impairment, for the current quarter was $14.44 per BOE as compared to $10.67 per BOE in the same period a year ago. The increase in the current quarter per unit DD&A rate, which contributed approximately $20.1 million to the increase in DD&A expense, was largely due to higher rates resulting from the acquisition of liquids-rich properties and an increase in development costs. Higher production volumes contributed approximately $12.3 million to the increase in DD&A expense for the quarter.

Energen Resources' expense for taxes other than income taxes was $1.9 million higher in the three months ended March 31, 2012, largely due to production-related taxes. In the current quarter, higher natural gas, oil and natural gas liquid production volumes contributed approximately $2.7 million to the increase in production-related taxes. Production-related taxes decreased by approximately $0.8 million for the quarter primarily due to lower natural gas and natural gas liquid commodity market prices partially offset by higher oil commodity market prices. Commodity market prices exclude the effects of derivative instruments for purposes of determining severance taxes.

Natural Gas Distribution
Natural gas distribution revenues decreased $75.1 million for the quarter largely due to a decline in customer usage and lower gas costs partially offset by adjustments from the utility’s rate setting mechanisms. During the first quarter of 2011, Alagasco had a $3.3 million pre-tax reduction in revenues to bring the return on average common equity to midpoint within the allowed range of return. For the first quarter, weather that was 32.7 percent warmer than in the same quarter last year contributed to a 34.6 percent decrease in residential sales volumes and a 31.2 percent fall in commercial and industrial customer sales volumes. Transportation volumes decreased 7.2 percent in period comparisons. A significant decrease in gas purchase volumes along with decreased gas costs resulted in a 54.8 percent decrease in cost of gas for the quarter. Utility gas costs include commodity cost, risk management gains and losses and the provisions of the Gas Supply Adjustment (GSA) rider. The GSA rider in Alagasco's rate schedule provides for a pass-through of gas price fluctuations to customers without markup. Alagasco's tariff provides a temperature adjustment mechanism, also included in the GSA, that is designed to moderate the impact of departures from normal temperatures on Alagasco’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers.

O&M expense decreased 8.7 percent in the current quarter primarily due to decreased labor-related costs (approximately $1.3 million), lower bad debt expense (approximately $1 million) and decreased distribution operation expenses (approximately $0.7 million).

A 6.8 percent increase in depreciation expense in the current quarter was primarily due to the extension and replacement of the utility's distribution system and replacement of its support systems. Taxes other than income taxes primarily reflected various state and local business taxes as well as payroll-related taxes. State and local business taxes generally are based on gross receipts and fluctuate accordingly.

Non-Operating Items
Interest expense for the Company rose $6 million in the first quarter of 2012 largely due to the August 2011 issuance of $400 million of Senior Notes by Energen with an interest rate of 4.625 percent, the December 2011 issuance of $50 million of Senior Notes by Alagasco with an interest rate of 3.86 percent and the December 2011 issuance of $300 million of Senior Term Loans. The $300 million issuance includes $100 million with a floating rate of LIBOR plus 1.375 percent, currently 1.62 percent at March 31, 2012 and $200 million swapped to a fixed rate at 2.4175 percent. These increases were partially offset by decreased short-term borrowings. Income tax expense for the Company decreased $24 million in the current quarter largely due to lower pre-tax income.

FINANCIAL POSITION AND LIQUIDITY

Cash flows from operations for the year-to-date were $231.0 million as compared to $262.5 million in the prior period. Net income decreased during period comparisons primarily due to lower realized natural gas and natural gas liquids commodity prices partially offset by increased production volumes and higher realized oil commodity prices at Energen Resources. Deferred income taxes decreased in the current year due to the tax effect of reduced bonus depreciation in 2012. The Company’s working capital needs were also influenced by accrued taxes, commodity prices and the timing of payments. During the first quarter of 2011, the income tax receivable decreased approximately $39.8 million primarily from an income tax refund associated with the 2010 impact of bonus depreciation and the write-off of Alabama shale leasehold. Working capital needs at Alagasco were additionally affected by lower gas costs and changes to storage gas inventory compared to the prior period.

The Company had a net outflow of cash from investing activities of $331.6 million for the three months ended March 31, 2012 primarily due to additions of property, plant and equipment of $345 million. Energen Resources incurred on a cash basis $330.7 million in capital expenditures primarily related to the acquisition and development of oil and gas properties. In February 2012, Energen Resources completed the purchase of certain properties located in the Permian Basin for a cash price of approximately $63 million. Utility capital expenditures on a cash basis totaled $14.2 million year-to-date and primarily represented expansion and replacement of its distribution system and replacement of its support facilities.

The Company provided net cash of $140.7 million from financing activities in the year-to-date primarily due to an increase in short-term borrowings partially offset by the payment of dividends to common shareholders.

Oil and Gas Operations
The Company plans to continue investing significant capital in Energen Resources’ oil and gas production operations. For 2012, the Company expects its oil and gas capital spending to total approximately $1 billion, including $67 million for certain property acquisitions in the Permian Basin and $951 million for existing properties, including exploration to date of $103 million. On an annual basis, the development and exploration expenditures cannot be reasonably segregated as drilling and development throughout the course of the year may change the classification of locations currently identified as exploratory. In February 2012, Energen completed the purchase of certain properties in the Permian Basin for a cash purchase price of $63 million (subject to closing adjustments). This purchase had an effective date of December 1, 2011. Energen acquired total proved reserves of approximately 8.1 MMBOE. Of the proved reserves acquired, an estimated 81 percent are undeveloped. Approximately 64 percent of the proved reserves are oil, 22 percent are natural gas liquids and natural gas comprises the remaining 14 percent. Energen Resources used its credit facilities and internally generated cash flows to finance the acquisition.

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

Impairment
During the first quarter of 2012, Energen Resources recognized a noncash impairment writedown on certain properties in East Texas of $21.5 million pre-tax to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows. Significant assumptions in valuing the proved reserves included the reserve quantities, anticipated operating costs, anticipated production taxes, future expected natural gas prices and basis differentials, anticipated production declines, and a discount rate of 10 percent commensurate with the risk of the underlying cash flow estimates. The impairment was caused by the impact of lower future natural gas prices. During the first quarter of 2012, future natural gas price curves shifted significantly lower, especially in the next 5 years. This nonrecurring impairment writedown is classified as Level 3 fair value.

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

On June 28, 2010, the APSC approved a reduction in depreciation rates, effective June 1, 2010, for Alagasco with the revised prospective composite depreciation rate approximating 3.1 percent. Related to the lower depreciation rates, Alagasco refunded to eligible customers approximately $25.6 million of refundable negative salvage costs through a one-time bill credit in July 2010. Refunds of negative salvage costs to customers through lower tariff rates were $11.7 million, $22.2 million and $2.7 million for the periods January through March 2012, January through December 2011 and in December 2010, respectively. Alagasco anticipates refunding approximately $21.9 million of refundable negative salvage costs through lower tariff rates over the next twelve months. An additional estimated $52.3 million of refundable negative salvage costs will be refunded to eligible customers on a declining basis through lower tariff rates over a seven year period beginning January 1, 2013. The total amount refundable to customers is subject to adjustments over the entire nine year period for charges made to the Enhanced Stability Reserve (ESR) and other commission-approved charges. On November 1, 2010, the APSC specifically approved adjustments to the total amount refundable to include items originally approved in the APSC's 1998 order establishing the ESR, extraordinary O&M expenses related to environmental response costs, and extraordinary O&M expenses related to self insurance costs that exceed $1 million per occurrence. As of the rate year ended September 30, 2011, an adjustment for environmental response costs of $4.8 million from the ESR was made to reduce the total refundable amount. The refunds as of December 2011 and the remaining amount refundable over the entire nine year period are due to a re-estimation of future removal costs provided for through the prior depreciation rates. The re-estimation was primarily the result of Alagasco’s actual removal cost experience, combined with technology improvements and Alagasco’s system efficiency improvements, during the five years prior to the approval of the reduction in depreciation rates.

Alagasco is a mature utility operating in a slow-growth service area. Over the last five years, Alagasco's customer count has declined at a rate of approximately 1 percent. Enhanced credit and collection processes implemented in 2011 to reduce bad debt expense combined with the impact of severe weather on April 27, 2011, including a number of deadly tornados causing significant damage to several communities in Alabama served by Alagasco, contributed to the decline in customers from the prior year.  To increase its customer base, the utility is capitalizing on opportunities to expand its distribution lines to areas with potential for economic growth and appliance conversions. Alagasco monitors the bad debt reserve and makes adjustments as required based on its evaluation of receivables which are impacted by natural gas prices and the underlying current and future economic conditions facing the utility's customer base. During the first quarter 2012, Alagasco reduced accounts receivable and the bad debt reserve by approximately $5.2 million related to certain aged receivables that have been currently transitioned to the utility's long-term collections.

Another aspect of growth is usage per customer. Throughout the country, customer use of natural gas has declined over the years in large part due to energy-efficiencies in home construction and appliances and conservation. Alagasco’s marketing emphasis in this area is directed toward retention and increasing end-use applications by existing customers.

Alagasco maintains an investment in storage gas that is expected to average approximately $40 million in 2012 but will vary depending upon the price of natural gas. During 2012, Alagasco plans to invest an estimated $70 million in utility capital expenditures for normal distribution and support systems and technology-related projects designed to improve customer service. The utility anticipates funding these capital requirements through internally generated capital and the utilization of its credit facilities. Alagasco also may issue long-term debt periodically to replace short-term obligations, enhance liquidity and provide for permanent financing.

Derivative Commodity Instruments
Energen Resources periodically enters into derivative commodity instruments to hedge its price exposure to its estimated oil, natural gas and natural gas liquids production. Such instruments may include over-the-counter (OTC) swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment and commercial banks and energy-trading firms. At March 31, 2012, the counterparty agreements under which the Company had active positions did not include collateral posting requirements. Energen Resources was in a net loss position with eight of its active counterparties and in a net gain position with the remaining five at March 31, 2012. The Company is at risk for economic loss based upon the creditworthiness of its counterparties. Hedge transactions are pursuant to standing authorizations by the Board of Directors, which do not authorize speculative positions.

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

Energen Resources entered into the following transactions for the remainder of 2012 and subsequent years:

Production Period	Total Hedged Volumes		Average Contract Price	Description
Natural Gas
2012	7.9	Bcf	$5.07 Mcf	NYMEX Swaps
	21.1	Bcf	$4.60 Mcf	Basin Specific Swaps - San Juan
2013	11.2	Bcf	$4.98 Mcf	NYMEX Swaps
	27.7	Bcf	$4.76 Mcf	Basin Specific Swaps - San Juan
2014	7.8	Bcf	$4.76 Mcf	NYMEX Swaps
	22.0	Bcf	$4.88 Mcf	Basin Specific Swaps - San Juan
Oil
2012	5,307	MBbl	$88.57 Bbl	NYMEX Swaps
2013	8,098	MBbl	$90.65 Bbl	NYMEX Swaps
2014	7,892	MBbl	$92.70 Bbl	NYMEX Swaps
Oil Basis Differential
2012	2,312	MBbl	$(2.95) Bbl	WTS/WTI Basis Swaps*
2013	2,768	MBbl	$(3.40) Bbl	WTS/WTI Basis Swaps*
Natural Gas Liquids
2012	44.2	MMGal	$0.98 Gal	Liquids Swaps
2013	44.5	MMGal	$1.02 Gal	Liquids Swaps
*WTS - West Texas Sour/Midland, WTI -West Texas Intermediate/Cushing

Alagasco entered into the following natural gas transactions for the remainder of 2012 and subsequent years:

Production Period	Total Hedged Volumes		Description
2012	10.8	Bcf	NYMEX Swaps
2013	1.5	Bcf	NYMEX Swaps

Alagasco has not entered into any new cash flow derivative transactions on its gas supply since early 2010.

Realized prices are anticipated to be lower than New York Mercantile Exchange (NYMEX) prices primarily due to basis differences and other factors.

See Note 3, Derivative Commodity Instruments, in the Notes to Unaudited Condensed Financial Statements for information regarding the Company’s policies on fair value measurement.

The following sets forth derivative assets and liabilities that were measured at fair value on a recurring basis:

	March 31, 2012
(in thousands)	Level 2*	Level 3*	Total
Current assets	$(33,849)	$55,528	$21,679
Noncurrent assets	(40,635)	51,243	10,608
Current liabilities	(111,489)	(1,848)	(113,337)
Noncurrent liabilities	(60,713)	—	(60,713)
Net derivative asset (liability)	$(246,686)	$104,923	$(141,763)

	December 31, 2011
(in thousands)	Level 2*	Level 3*	Total
Current assets	$(14,843)	$36,635	$21,792
Noncurrent assets	(8,382)	39,438	31,056
Current liabilities	(98,468)	(8,822)	(107,290)
Noncurrent liabilities	(32,928)	(1,450)	(34,378)
Net derivative asset (liability)	$(154,621)	$65,801	$(88,820)

* Amounts classified in accordance with accounting guidance which permits offsetting fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

As of March 31, 2012, Alagasco had $47.9 million of derivative instruments which are classified as Level 2 fair values and are included in the above table as current liabilities. As of December 31, 2011, Alagasco has $56.8 million and $3.1 million of derivative instruments which are classified as Level 2 fair values and are included in the table as current and noncurrent liabilities, respectively. Alagasco had no derivative instruments classified as Level 3 fair values as of March 31, 2012 and December 31, 2011.

Level 3 assets and liabilities as of March 31, 2012, represent approximately 2 percent of total assets and an immaterial amount of liabilities, respectively. Changes in fair value primarily result from price changes in the underlying commodity. The Company has prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its derivative instruments. The Company estimates that a 10 percent increase or decrease in commodity prices would result in an approximate $29 million change in the fair value of open Level 3 derivative contracts. The resulting impact upon the results of operations would be an approximate $0.4 million associated with open Level 3 mark-to-market derivative contracts. Cash flow requirements to meet the obligation would not be significantly impacted as gains and losses on the derivative contracts would be similarly offset by sales at the spot market price.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law. Title VII of the Dodd-Frank Act establishes federal oversight and regulation of the over-the-counter derivatives markets and participants in such markets. The Dodd-Frank Act requires the Commodities Futures Trading Commission (CFTC) and the Securities and Exchange Commission (SEC) to promulgate rules and regulations implementing the new legislation; however, many of these rules and regulations have not been finalized and are not yet effective. The Dodd-Frank Act requires certain entities to comply with margin requirements and certain clearing and trade execution requirements. Certain counterparties may also be required to spin off some of their derivatives activities to separate and potentially less creditworthy entities. On April 18, 2012, the CFTC and the SEC jointly adopted interim final rules defining “swap dealer,” “major swap participant,” and “eligible contract participant.” The interim final rules appear to allow for a Company exemption from the definition of “swap dealer” and “major swap participant,” which would in turn exempt the Company and Alagasco from the margin requirements and other limits on swap transactions set forth in the Dodd-Frank Act. The Company and Alagasco are currently reviewing the text of the interim final rules in order to estimate their potential impact on the Company and Alagasco's financial position, results of operations and cash flows.

Stock Repurchases
Energen periodically considers stock repurchases as a capital investment. Energen may buy shares on the open market or in negotiated purchases. The timing and amounts of any repurchases are subject to changes in market conditions. The Company did not repurchase shares of common stock for this program during the three months ended March 31, 2012. The Company expects any future stock repurchases to be funded through internally generated cash flow or through the utilization of its credit facilities. During the three months ended March 31, 2012, the Company had noncash purchases of approximately $0.1 million of Company common stock in conjunction with tax withholdings on its non-qualified deferred compensation plan and other stock compensation plans. The Company utilized internally generated cash flows in payment of the related tax withholdings.

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

Energen and Alagasco rely upon internally generated cash flows supplemented by the syndicated credit facilities and the short-term credit facilities to fund working capital needs. The Company may also issue long-term debt and equity periodically to replace obligations under the credit facilities, enhance liquidity and provide for permanent financing.
Working capital requirements for Energen and Alagasco are influenced by short-term borrowings to finance recent acquisitions, the fair value of the Company's derivative financial instruments associated with future production, the recovery and pass-through of regulatory items and the seasonality of Alagasco's business. Energen's accounts receivable and accounts payable at March 31, 2012 include $21.7 million and $113.3 million, respectively, associated with its derivative financial instruments. Working capital at Alagasco reflects an expected pass-through to rate payers of $21.9 million in refundable negative salvage costs representing a reduction in future revenues through lower tariff rates.
Dividends
Energen expects to pay annual cash dividends of $0.56 per share on the Company’s common stock in 2012. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and is based upon business conditions, results of operations, financial conditions and other factors.

Contractual Cash Obligations
In the course of ordinary business activities, Energen enters into a variety of contractual cash obligations and other commitments. Except as discussed below, there have been no material changes to the contractual cash obligations of the Company since December 31, 2011.

During the quarter, the Company entered into certain capital leases related to certain equipment. The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of March 31, 2012:

(in thousands)
2012	$1,307
2013	1,743
2014	1,743
2015	145
Total minimum lease payments	4,938
Less amount representing interest	141
Total present value of minimum lease payments	$4,797

Other Commitments
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

As a result of the audit, Energen Resources has been ordered by the ONRR to pay additional royalties on the specified U.S. federal leases in the amount of $142,000 and restructure its accounting for all federal leases in two counties in New Mexico from March 1, 2004 forward. The Company preliminarily estimates that application of the Order to all of the Company's New Mexico federal leases would result in ONRR claims for up to approximately $22 million of additional royalties plus interest and penalties for the period from March 1, 2004 forward. The preliminary findings and subsequent Order (issued April 25, 2011) are contrary to deductions allowed under previous audits, retroactive in application and inconsistent with the Company’s understanding of industry practice. The Company is vigorously contesting the Order and has requested additional information from the ONRR and the Department to assist the Company in evaluating the ONRR Order and the Department's findings. Management is unable, at this time, to determine a range of reasonably possible losses as a result of this Order, and no amount has been accrued as of March 31, 2012.

Recent Accounting Standards Updates
See Note 13, Recently Issued Accounting Standards, in the Notes to Unaudited Condensed Financial Statements for information regarding recently issued accounting standards.

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

SELECTED BUSINESS SEGMENT DATA
ENERGEN CORPORATION
(Unaudited)
	Three months ended
	March 31,
(in thousands, except sales price data)	2012	2011
Oil and Gas Operations
Operating revenues
Natural gas	$75,580	$95,599
Oil	124,314	103,256
Natural gas liquids	23,712	17,533
Other	351	404
Total	$223,957	$216,792
Production volumes
Natural gas (MMcf)	19,092	17,334
Oil (MBbl)	1,953	1,364
Natural gas liquids (MMgal)	26.0	19.7
Total production volumes (MMcfe)	34,530	28,338
Total production volumes (MBOE)	5,755	4,723
Revenue per unit of production including effects of all derivative instruments
Natural gas (Mcf)	$3.96	$5.52
Oil (barrel)	$63.65	$75.70
Natural gas liquids (gallon)	$0.91	$0.89
Revenue per unit of production including effects of designated cash flow hedges
Natural gas (Mcf)	$3.94	$5.52
Oil (barrel)	$85.12	$75.70
Natural gas liquids (gallon)	$0.87	$0.89
Revenue per unit of production excluding effects of all derivative instruments
Natural gas (Mcf)	$2.67	$4.01
Oil (barrel)	$98.58	$88.67
Natural gas liquids (gallon)	$0.95	$1.01
Other data
Lease operating expense (LOE)
LOE and other	$56,612	$46,945
Production taxes	14,162	12,283
Total	$70,774	$59,228
Depreciation, depletion and amortization	$84,088	$51,348
Asset impairment	$21,545	$—
Capital expenditures	$340,967	$140,323
Exploration expenditures	$1,789	$614
Operating income	$26,005	$85,059

Natural Gas Distribution
Operating revenues
Residential	$130,509	$187,674
Commercial and industrial	46,756	66,906
Transportation	15,598	16,493
Other	1,624	(1,501)
Total	$194,487	$269,572
Gas delivery volumes (MMcf)
Residential	8,238	12,591
Commercial and industrial	3,442	5,000
Transportation	12,036	12,970
Total	23,716	30,561
Other data
Depreciation and amortization	$10,446	$9,780
Capital expenditures	$14,943	$13,540
Operating income	$78,560	$75,059

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

Energen Resources periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations to its estimated oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its gas supply exposure. Such instruments may include over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms and are believed to be creditworthy by the Company. The Company is at risk for economic loss based upon the creditworthiness of its counterparties. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge. As of March 31, 2012, the maximum term over which Energen Resources and Alagasco have hedged exposures to the variability of cash flows is through December 31, 2014 and March 31, 2013, respectively

A failure to meet sales volume targets at Energen Resources or gas supply targets at Alagasco due to miscalculations, weather events, natural disasters, accidents, mechanical failure, criminal act or otherwise could leave the Company or Alagasco exposed to its counterparties in commodity hedging contracts and result in material adverse financial losses.

See Note 3, Derivative Commodity Instruments, in the Notes to Unaudited Condensed Financial Statements for details related to the Company's hedging activities.

The Company’s interest rate exposure as of March 31, 2012, primarily relates to its syndicated credit facilities with variable interest rates. The weighted average interest rate for amounts outstanding at March 31, 2012 was 1.89 percent. The Company's interest rate exposure as of March 31, 2012, was minimal since approximately 91 percent of long-term debt obligations were at fixed rates.

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

PART II: OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs**
January 1, 2012 through January 31, 2012	—		—	—	8,992,700
February 1, 2012 through February 29, 2012	—		—	—	8,992,700
March 1, 2012 through March 31, 2012	1,556	*	$53.69	—	8,992,700
Total	1,556		$53.69	—	8,992,700

* Acquired in connection with tax withholdings and payment of exercise price on stock compensation plans.
** By resolution adopted May 24, 1994, and supplemented by resolutions adopted April 26, 2000 and June 24, 2006, the Board of Directors authorized the Company to repurchase up to 12,564,400 shares of the Company's common stock. The resolutions do not have an expiration date.

ITEM 6. EXHIBITS

31(a)	-	Section 302 Energen Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31(b)	-	Section 302 Energen Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31(c)	-	Section 302 Alabama Gas Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31(d)	-	Section 302 Alabama Gas Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32(a)	-	Section 906 Energen Corporation Certification pursuant to 18 U.S.C. Section 1350
32(b)	-	Section 906 Alabama Gas Corporation Certification pursuant to 18 U.S.C. Section 1350
101	-	The financial statements and notes thereto from Energen Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are formatted in XBRL

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGEN CORPORATION ALABAMA GAS CORPORATION

May 10, 2012	By	/s/ J. T. McManus, II
J. T. McManus, II
Chairman, Chief Executive Officer and President of Energen Corporation; Chairman and Chief Executive Officer of Alabama Gas Corporation

May 10, 2012	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr.
Vice President, Chief Financial Officer and Treasurer of Energen Corporation and Alabama Gas Corporation

May 10, 2012	By	/s/ Russell E. Lynch, Jr.
Russell E. Lynch, Jr.
Vice President and Controller of Energen Corporation

May 10, 2012	By	/s/ William D. Marshall
William D. Marshall
Vice President and Controller of Alabama Gas Corporation