Form 10-Q
period 2012-06-30
ALABAMA GAS CORP; ENERGEN CORP
filed 2012-08-08
CIK 3146, 277595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _______________

Commission File Number	Registrant	State of Incorporation	IRS Employer Identification Number
1-7810	Energen Corporation	Alabama	63-0757759
2-38960	Alabama Gas Corporation	Alabama	63-0022000
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
Energen Corporation - Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Alabama Gas Corporation - Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Energen Corporation	YES	☐	NO	☒
Alabama Gas Corporation	YES	☐	NO	☒
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of July 30, 2012.

Energen Corporation	$0.01 par value	72,127,647 shares
Alabama Gas Corporation	$0.01 par value	1,972,052 shares

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
ENERGEN CORPORATION
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Operating Revenues
Oil and gas operations	$399,468	$244,090	$623,425	$460,882
Natural gas distribution	70,887	86,309	265,374	355,881
Total operating revenues	470,355	330,399	888,799	816,763
Operating Expenses
Cost of gas	13,669	32,419	73,255	164,168
Operations and maintenance	112,713	103,232	223,274	207,014
Depreciation, depletion and amortization	101,991	65,629	196,525	126,757
Asset impairment	—	—	21,545	—
Taxes, other than income taxes	19,523	21,095	45,758	49,270
Accretion expense	1,861	1,689	3,674	3,338
Total operating expenses	249,757	224,064	564,031	550,547
Operating Income	220,598	106,335	324,768	266,216
Other Income (Expense)
Interest expense	(15,835)	(9,463)	(31,260)	(18,867)
Other income	659	779	2,217	2,009
Other expense	(582)	(113)	(221)	(276)
Total other expense	(15,758)	(8,797)	(29,264)	(17,134)
Income Before Income Taxes	204,840	97,538	295,504	249,082
Income tax expense	73,553	34,213	106,811	91,489
Net Income	$131,287	$63,325	$188,693	$157,593
Diluted Earnings Per Average Common Share	$1.82	$0.87	$2.61	$2.18
Basic Earnings Per Average Common Share	$1.82	$0.88	$2.62	$2.19
Dividends Per Common Share	$0.140	$0.135	$0.280	$0.270
Diluted Average Common Shares Outstanding	72,330	72,420	72,336	72,364
Basic Average Common Shares Outstanding	72,117	72,065	72,110	72,033

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
ENERGEN CORPORATION
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Net Income	$131,287	$63,325	$188,693	$157,593
Other comprehensive income (loss):
Current period change in fair value of commodity derivative instruments, net of tax of $68,741, $30,307, $61,243 and ($29,067)	112,158	49,449	99,923	(47,425)
Reclassification adjustment for commodity derivative instruments, net of tax of ($9,682), $2,474, ($9,379) and $217	(15,797)	4,037	(15,303)	354
Pension and postretirement plans:
Amortization of net obligation at transition, net of taxes of $25, $24, $50 and $48	47	44	93	89
Amortization of prior service cost, net of taxes of $30, $26, $59 and $52	55	48	110	97
Amortization of net loss, net of taxes of $413, $318, $826 and $635	766	591	1,533	1,179
Total pension and postretirement plans	868	683	1,736	1,365
Current period change in fair value of interest rate swap, net of tax of ($566) and ($830)	(1,051)	—	(1,542)	—
Reclassification adjustment for interest rate swap, net of tax of $144 and $280	267	—	520	—
Comprehensive Income	$227,732	$117,494	$274,027	$111,887

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
ENERGEN CORPORATION
(Unaudited)

(in thousands)	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$61,306	$9,541
Accounts receivable, net of allowance for doubtful accounts of $6,848 at June 30, 2012, and $12,946 at December 31, 2011	247,095	231,925
Inventories
Storage gas inventory	35,650	44,047
Materials and supplies	36,089	26,420
Liquified natural gas in storage	3,689	3,545
Regulatory asset	60,485	57,143
Income tax receivable	2,942	7,343
Deferred income taxes	12,546	48,818
Prepayments and other	11,647	15,386
Total current assets	471,449	444,168
Property, Plant and Equipment
Oil and gas properties, successful efforts method	5,796,145	5,166,368
Less accumulated depreciation, depletion and amortization	1,576,618	1,382,526
Oil and gas properties, net	4,219,527	3,783,842
Utility plant	1,383,563	1,358,266
Less accumulated depreciation	557,137	544,838
Utility plant, net	826,426	813,428
Other property, net	23,914	23,506
Total property, plant and equipment, net	5,069,867	4,620,776
Other Assets
Regulatory asset	89,785	95,633
Long-term derivative instruments	103,273	31,056
Deferred charges and other	45,166	45,783
Total other assets	238,224	172,472
TOTAL ASSETS	$5,779,540	$5,237,416

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
ENERGEN CORPORATION
(Unaudited)

(in thousands, except share and per share data)	June 30, 2012	December 31, 2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Long-term debt due within one year	$1,000	$1,000
Notes payable to banks	310,000	15,000
Accounts payable	252,586	302,048
Accrued taxes	74,158	32,359
Customers' deposits	24,117	23,950
Amounts due customers	15,542	21,065
Accrued wages and benefits	22,799	35,258
Regulatory liability	28,497	58,279
Royalty payable	30,570	22,592
Other	30,292	32,328
Total current liabilities	789,561	543,879
Long-term debt	1,153,599	1,153,700
Deferred Credits and Other Liabilities
Asset retirement obligation	112,793	107,340
Pension and other postretirement liabilities	64,352	62,532
Regulatory liability	77,144	87,234
Long-term derivative instruments	1,624	34,663
Deferred income taxes	877,749	806,127
Other	10,174	9,778
Total deferred credits and other liabilities	1,143,836	1,107,674
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, cumulative $0.01 par value, 5,000,000 shares authorized	—	—
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized, 75,041,425 shares issued at June 30, 2012, and 75,007,412 shares issued at December 31, 2011	750	750
Premium on capital stock	489,584	482,918
Capital surplus	2,802	2,802
Retained earnings	2,269,385	2,100,885
Accumulated other comprehensive income (loss), net of tax
Unrealized gain on hedges, net	93,893	9,273
Pension and postretirement plans	(36,848)	(38,584)
Interest rate swap	(1,963)	(941)
Deferred compensation plan	3,632	3,511
Treasury stock, at cost; 3,037,234 shares at June 30, 2012, and 3,036,549 shares at December 31, 2011	(128,691)	(128,451)
Total shareholders' equity	2,692,544	2,432,163
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,779,540	$5,237,416

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
ENERGEN CORPORATION
(Unaudited)

Six months ended June 30, (in thousands)	2012	2011
Operating Activities
Net income	$188,693	$157,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	196,525	126,757
Asset impairment	21,545	—
Accretion expense	3,674	3,338
Deferred income taxes	55,060	75,409
Bad debt expense	13	2,673
Exploratory expense	1,360	216
Change in derivative fair value	(80,221)	(314)
Gain on sale of assets	(167)	(5,926)
Other, net	11,543	8,543
Net change in:
Accounts receivable	62,635	43,066
Inventories	(1,416)	(6,061)
Accounts payable	(26,782)	(20,434)
Amounts due customers, including gas supply pass-through	(46,066)	8,513
Income tax receivable	4,401	39,225
Pension and other postretirement benefit contributions	(4,116)	(4,061)
Other current assets and liabilities	39,186	12,589
Net cash provided by operating activities	425,867	441,126
Investing Activities
Additions to property, plant and equipment	(574,360)	(378,640)
Acquisitions, net of cash acquired	(76,894)	(60,937)
Proceeds from sale of assets	2,117	7,306
Other, net	(504)	(413)
Net cash used in investing activities	(649,641)	(432,684)
Financing Activities
Payment of dividends on common stock	(20,193)	(19,458)
Issuance of common stock	633	6,202
Payment of long-term debt	(123)	(293)
Net change in short-term debt	295,000	(3,000)
Tax benefit on stock compensation	260	880
Other	(38)	—
Net cash provided by (used in) financing activities	275,539	(15,669)
Net change in cash and cash equivalents	51,765	(7,227)
Cash and cash equivalents at beginning of period	9,541	22,659
Cash and Cash Equivalents at End of Period	$61,306	$15,432

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CONDENSED STATEMENTS OF INCOME
ALABAMA GAS CORPORATION
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Operating Revenues	$70,887	$86,309	$265,374	$355,881
Operating Expenses
Cost of gas	13,669	32,419	73,255	164,168
Operations and maintenance	36,169	36,212	70,235	73,534
Depreciation and amortization	10,533	9,846	20,979	19,626
Income taxes
Current	(2,631)	(8,701)	22,809	12,870
Deferred	2,969	6,562	6,167	12,962
Taxes, other than income taxes	6,068	6,669	17,897	22,331
Total operating expenses	66,777	83,007	211,342	305,491
Operating Income	4,110	3,302	54,032	50,390
Other Income (Expense)
Allowance for funds used during construction	131	234	265	392
Other income	340	374	1,138	993
Other expense	(296)	(112)	(170)	(185)
Total other income	175	496	1,233	1,200
Interest Charges
Interest on long-term debt	3,423	3,039	6,848	6,081
Other interest expense	536	497	1,173	1,072
Total interest charges	3,959	3,536	8,021	7,153
Net Income	$326	$262	$47,244	$44,437

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED BALANCE SHEETS
ALABAMA GAS CORPORATION
(Unaudited)

(in thousands)	June 30, 2012	December 31, 2011
ASSETS
Property, Plant and Equipment
Utility plant	$1,383,563	$1,358,266
Less accumulated depreciation	557,137	544,838
Utility plant, net	826,426	813,428
Other property, net	42	43
Current Assets
Cash and cash equivalents	15,927	7,817
Accounts receivable
Gas	37,855	96,812
Other	5,058	6,858
Affiliated companies	—	2,841
Allowance for doubtful accounts	(6,000)	(12,100)
Inventories
Storage gas inventory	35,650	44,047
Materials and supplies	4,962	4,183
Liquified natural gas in storage	3,689	3,545
Regulatory asset	60,485	57,143
Income tax receivable	1,904	9,762
Deferred income taxes	20,876	21,986
Prepayments and other	1,736	4,422
Total current assets	182,142	247,316
Other Assets
Regulatory asset	89,785	95,633
Deferred charges and other	9,833	10,380
Total other assets	99,618	106,013
TOTAL ASSETS	$1,108,228	$1,166,800

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED BALANCE SHEETS
ALABAMA GAS CORPORATION
(Unaudited)

(in thousands, except share data)	June 30, 2012	December 31, 2011
LIABILITIES AND CAPITALIZATION
Capitalization
Preferred stock, cumulative $0.01 par value, 120,000 shares authorized	$—	$—
Common shareholder's equity
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,972,052 shares issued at June 30, 2012 and December 31, 2011	20	20
Premium on capital stock	31,682	31,682
Capital surplus	2,802	2,802
Retained earnings	339,374	310,234
Total common shareholder's equity	373,878	344,738
Long-term debt	250,123	250,246
Total capitalization	624,001	594,984
Current Liabilities
Notes payable to banks	—	15,000
Accounts payable	59,678	110,552
Affiliated companies	14,304	—
Accrued taxes	36,065	26,861
Customers' deposits	24,117	23,950
Amounts due customers	15,542	21,065
Accrued wages and benefits	8,920	12,971
Regulatory liability	28,497	58,279
Other	10,256	9,250
Total current liabilities	197,379	277,928
Deferred Credits and Other Liabilities
Deferred income taxes	186,548	181,492
Pension and other postretirement liabilities	22,522	21,383
Regulatory liability	77,144	87,234
Long-term derivative instruments	—	3,070
Other	634	709
Total deferred credits and other liabilities	286,848	293,888
Commitments and Contingencies
TOTAL LIABILITIES AND CAPITALIZATION	$1,108,228	$1,166,800

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
ALABAMA GAS CORPORATION
(Unaudited)

Six months ended June 30, (in thousands)	2012	2011
Operating Activities
Net income	$47,244	$44,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,979	19,626
Deferred income taxes	6,167	12,962
Bad debt expense	8	2,660
Other, net	432	1,620
Net change in:
Accounts receivable	30,036	31,975
Inventories	7,474	1,919
Accounts payable	(24,516)	(17,284)
Amounts due customers, including gas supply pass-through	(46,066)	8,513
Income tax receivable	7,858	8,238
Pension and other postretirement benefit contributions	(1,363)	(1,406)
Other current assets and liabilities	9,008	4,491
Net cash provided by operating activities	57,261	117,751
Investing Activities
Additions to property, plant and equipment	(32,786)	(34,386)
Other, net	2,596	(1,545)
Net cash used in investing activities	(30,190)	(35,931)
Financing Activities
Dividends	(18,104)	(14,698)
Payment of long-term debt	(123)	(293)
Other	(38)	—
Net increases in advances from affiliates	14,304	—
Net change in short-term debt	(15,000)	(70,000)
Net cash used in financing activities	(18,961)	(84,991)
Net change in cash and cash equivalents	8,110	(3,171)
Cash and cash equivalents at beginning of period	7,817	16,910
Cash and Cash Equivalents at End of Period	$15,927	$13,739

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

Alagasco's allowed range of return on average common equity is 13.15 percent to 13.65 percent throughout the term of the RSE order. Under RSE, the APSC conducts quarterly reviews to determine whether Alagasco's return on average common equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4 percent of prior-year revenues. During the three months and six months ended June 30, 2012, Alagasco had a net $5.0 million pre-tax reduction in revenues to bring the return on average common equity to midpoint within the allowed range of return. During the three months and six months ended June 30, 2011, Alagasco had a net $2.2 million pre-tax and a net $5.4 million pre-tax, respectively, reduction in revenues to bring the return on average common equity to midpoint within the allowed range of return. Under the provisions of RSE, a $13.0 million annual increase and a $1.3 million annual decrease in revenues became effective December 1, 2011 and 2010, respectively.

RSE limits the utility’s equity upon which a return is permitted to 55 percent of total capitalization, subject to certain adjustments. Under the inflation-based Cost Control Measurement (CCM) established by the APSC, if the percentage change in operations and maintenance (O&M) expense on an aggregate basis falls within a range of 0.75 points above or below the percentage change in the Consumer Price Index For All Urban Consumers (Index Range), no adjustment is required. If the change in O&M expense on an aggregate basis exceeds the Index Range, three-quarters of the difference is returned to customers. To the extent the change is less than the Index Range, the utility benefits by one-half of the difference through future rate adjustments. The O&M expense base for measurement purposes will be set at the prior year’s actual O&M expense amount unless the Company exceeds the top of the Index Range in two successive years, in which case the base for the following year will be set at the top of the Index Range. Certain items that fluctuate based on situations demonstrated to be beyond Alagasco’s control may be excluded from the CCM calculation. Alagasco’s O&M expense fell within the Index Range for the rate year ended September 30, 2011.

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

Charges to the ESR are subject to certain limitations which may disallow deferred treatment and which proscribe the timing of recovery. Funding to the ESR is provided as a reduction to the refundable negative salvage balance over its nine year term beginning December 1, 2010. Subsequent to the nine year period and subject to APSC authorization, Alagasco anticipates recovering underfunded ESR balances over a five year amortization period with an annual limitation of $660,000. Amounts in excess of this limitation are deferred for recovery in future years.

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

Energen Resources periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply pursuant to standing authorizations by the Board of Directors, which does not authorize speculative positions. Such instruments may include over-the-counter (OTC) swaps and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms. The Company is at risk for economic loss based upon the creditworthiness of its counterparties. Energen Resources was in a net gain position with all of its active counterparties at June 30, 2012. The five largest counterparty net gain positions at June 30, 2012, Macquarie Bank Limited, J Aron & Company, Citibank, N.A., Shell Energy North America (US), L.P. and BP Corporation North America Inc. constituted approximately $33.1 million, $31.2 million, $23.9 million, $22.9 million and $19.8 million, respectively, of Energen Resources’ net gain on fair value of derivatives.

The current policy of the Company is to not enter into agreements that require the posting of collateral. The Company has a few older agreements, none of which have active positions as of June 30, 2012, which include collateral posting requirements based on the amount of exposure and counterparty credit ratings. The majority of the Company’s counterparty agreements include provisions for net settlement of transactions payable on the same date and in the same currency. Most of the agreements include various contractual set-off rights, which may be exercised by the non-defaulting party in the event of an early termination due to a default.

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

The following tables detail the fair values of commodity contracts by business segment on the balance sheets:

(in thousands)	June 30, 2012
	Oil and Gas Operations		Natural Gas Distribution	Total
Derivative assets or (liabilities) designated as hedging instruments
Accounts receivable	$102,499		$—	$102,499
Long-term asset derivative instruments	85,205		—	85,205
Total derivative assets	187,704		—	187,704
Accounts receivable	(13,592)	*	—	(13,592)
Long-term asset derivative instruments	(11,831)	*	—	(11,831)
Accounts payable	(3,940)		—	(3,940)
Long-term liability derivative instruments	(45)		—	(45)
Total derivative liabilities	(29,408)		—	(29,408)
Total derivatives designated	158,296		—	158,296
Derivative assets or (liabilities) not designated as hedging instruments
Accounts receivable	14,256		—	14,256
Long-term asset derivative instruments	29,899		—	29,899
Total derivative assets	44,155		—	44,155
Accounts payable	1,834	*	(30,574)	(28,740)
Total derivative liabilities	1,834		(30,574)	(28,740)
Total derivatives not designated	45,989		(30,574)	15,415
Total derivatives	$204,285		$(30,574)	$173,711

(in thousands)	December 31, 2011
	Oil and Gas Operations		Natural Gas Distribution	Total
Derivative assets or (liabilities) designated as hedging instruments
Accounts receivable	$73,636		$—	$73,636
Long-term asset derivative instruments	75,982		—	75,982
Total derivative assets	149,618		—	149,618
Accounts receivable	(48,174)	*	—	(48,174)
Long-term asset derivative instruments	(36,341)	*	—	(36,341)
Accounts payable	(37,070)		—	(37,070)
Long-term liability derivative instruments	(20,386)		—	(20,386)
Total derivative liabilities	(141,971)		—	(141,971)
Total derivatives designated	7,647		—	7,647
Derivative assets or (liabilities) not designated as hedging instruments
Accounts receivable	(3,670)	*	—	(3,670)
Long-term asset derivative instruments	(8,585)	*	—	(8,585)
Total derivative assets	(12,255)		—	(12,255)
Accounts payable	(13,416)		(56,804)	(70,220)
Long-term liability derivative instruments	(10,922)		(3,070)	(13,992)
Total derivative liabilities	(24,338)		(59,874)	(84,212)
Total derivatives not designated	(36,593)		(59,874)	(96,467)
Total derivatives	$(28,946)		$(59,874)	$(88,820)

* Amounts classified in accordance with accounting guidance which permits offsetting fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

The Company had a net $57.5 million and a net $5.7 million deferred tax liability included in current and noncurrent deferred income taxes on the consolidated condensed balance sheets related to derivative items included in OCI as of June 30, 2012, and December 31, 2011, respectively.

Alagasco recognizes all derivatives at fair value as either assets or liabilities on the balance sheet. Any gains or losses are passed through to customers using the mechanisms of the GSA in compliance with Alagasco’s APSC-approved tariff and are recognized as a regulatory asset or regulatory liability.

The following table details the effect of derivative commodity instruments in cash flow hedging relationships on the financial statements:

(in thousands)	Location on Income Statement	Three months ended June 30, 2012	Three months ended June 30, 2011
Gain recognized in OCI on derivative (effective portion), net of tax of $68.7 million and $30.3 million	—	$112,158	$49,449
Gain (loss) reclassified from accumulated OCI into income (effective portion)	Operating revenues	$21,143	$(5,770)
Gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Operating revenues	$4,336	$(740)

(in thousands)	Location on Income Statement	Six months ended June 30, 2012	Six months ended June 30, 2011
Gain (loss) recognized in OCI on derivative (effective portion), net of tax of $61.2 million and ($29.1) million	—	$99,923	$(47,425)
Gain reclassified from accumulated OCI into income (effective portion)	Operating revenues	$23,013	$1,821
Gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Operating revenues	$1,669	$(2,391)

The following table details the effect of derivative commodity instruments not designated as hedging instruments on the income statements:

(in thousands)	Location on Income Statement	Three months ended June 30, 2012	Three months ended June 30, 2011
Gain (loss) recognized in income on derivative	Operating revenues	$123,448	$(1)

(in thousands)	Location on Income Statement	Six months ended June 30, 2012	Six months ended June 30, 2011
Gain (loss) recognized in income on derivative	Operating revenues	$79,443	$(1)

As of June 30, 2012, $50.6 million, net of tax, of deferred net gains on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified and reported in earnings as operating revenues during the next twelve-month period. The actual amount that will be reclassified to earnings over the next year could vary materially from this amount due to changes in market conditions. As of June 30, 2012, the Company had 3 billion, 5.6 billion and 4.6 billion cubic feet (Bcf) of natural gas hedges which expire during 2012, 2013 and 2014, respectively, that did not meet the definition of a cash flow hedge but are considered by the Company to be economic hedges. The Company had 2.3 million, 6.1 million and 3.9 million barrels (MMBbl) of oil and oil basis hedges which expire during 2012, 2013 and 2014, respectively, that did not meet the definition of a cash flow hedge but are considered by the Company to be economic hedges. The Company had 7.6 million and 1.6 million gallons (MMgal) of natural gas liquid hedges which expire during 2012 and 2013, respectively, that did not meet the definition of a cash flow hedge but are considered by the Company to be economic hedges. During 2011, the Company had a discontinuance of hedge accounting when Energen Resources determined it was probable certain forecasted volumes would not occur, which resulted in $0.1 million after-tax gain being recognized into operating revenues during the six months ended June 30, 2012.

Energen Resources entered into the following transactions for the remainder of 2012 and subsequent years:

Production Period	Total Hedged Volumes		Average Contract Price	Description
Natural Gas
2012	6.7	Bcf	$4.62 Mcf	NYMEX Swaps
	18.1	Bcf	$4.15 Mcf	Basin Specific Swaps - San Juan
	3.0	Bcf	$2.89 Mcf	Basin Specific Swaps - Permian
2013	12.7	Bcf	$4.82 Mcf	NYMEX Swaps
	32.8	Bcf	$4.56 Mcf	Basin Specific Swaps - San Juan
	4.6	Bcf	$3.45 Mcf	Basin Specific Swaps - Permian
2014	9.1	Bcf	$4.65 Mcf	NYMEX Swaps
	25.7	Bcf	$4.72 Mcf	Basin Specific Swaps - San Juan
	4.6	Bcf	$3.79 Mcf	Basin Specific Swaps - Permian
Oil
2012	3,613	MBbl	$88.53 Bbl	NYMEX Swaps
2013	8,098	MBbl	$90.65 Bbl	NYMEX Swaps
2014	7,892	MBbl	$92.70 Bbl	NYMEX Swaps
Oil Basis Differential
2012	1,523	MBbl	$(2.95) Bbl	WTS/WTI Basis Swaps*
2013	2,768	MBbl	$(3.40) Bbl	WTS/WTI Basis Swaps*
Natural Gas Liquids
2012	30.0	MMGal	$0.98 Gal	Liquids Swaps
2013	44.5	MMGal	$1.02 Gal	Liquids Swaps
*WTS - West Texas Sour/Midland, WTI - West Texas Intermediate/Cushing

Alagasco entered into the following natural gas transactions for the remainder of 2012 and subsequent years:

Production Period	Total Hedged Volumes		Description
2012	7.6	Bcf	NYMEX Swaps
2013	1.5	Bcf	NYMEX Swaps

As of June 30, 2012, the maximum term over which Energen Resources and Alagasco have hedged exposures to the variability of cash flows is through December 31, 2014, and March 31, 2013, respectively. Alagasco has not entered into any new cash flow derivative transactions on its gas supply since the summer of 2010.

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

Derivative commodity instruments are over-the-counter (OTC) derivatives valued using market transactions and other market evidence whenever possible, including market-based inputs to models and broker or dealer quotations. These OTC derivative contracts trade in less liquid markets with limited pricing information as compared to markets with actively traded, unadjusted quoted prices; accordingly, the determination of fair value is inherently more difficult. OTC derivatives for which the Company is able to substantiate fair value through directly observable market prices are classified within Level 2 of the fair value hierarchy. These Level 2 fair values consist of swaps priced in reference to NYMEX natural gas and oil futures. OTC derivatives valued using unobservable market prices have been classified within Level 3 of the fair value hierarchy. These Level 3 fair values include basin specific, basis and natural gas liquids swaps. The Company considers frequency of pricing and variability in pricing between sources in determining whether a market is considered active. While the Company does not have access to the specific assumptions used in its counterparties' valuation models, the Company maintains communications with its counterparties and discusses pricing practices. Further, the Company corroborates the fair value of its transactions by comparison of market-based price sources.

The following sets forth derivative assets and liabilities that were measured at fair value on a recurring basis:

	June 30, 2012
(in thousands)	Level 2*	Level 3*	Total
Current assets	$42,528	$60,635	$103,163
Noncurrent assets	59,468	43,805	103,273
Current liabilities	(32,185)	(495)	(32,680)
Noncurrent liabilities	444	(489)	(45)
Net derivative asset	$70,255	$103,456	$173,711

	December 31, 2011
(in thousands)	Level 2*	Level 3*	Total
Current assets	$(14,843)	$36,635	$21,792
Noncurrent assets	(8,382)	39,438	31,056
Current liabilities	(98,468)	(8,822)	(107,290)
Noncurrent liabilities	(32,928)	(1,450)	(34,378)
Net derivative asset (liability)	$(154,621)	$65,801	$(88,820)

* Amounts classified in accordance with accounting guidance which permits offsetting fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

As of June 30, 2012, Alagasco had $30.6 million of derivative instruments which are classified as Level 2 fair values and are included in the above table as current liabilities. As of December 31, 2011, Alagasco had $56.8 million and $3.1 million of derivative instruments which are classified as Level 2 fair values and are included in the above table as current and noncurrent liabilities, respectively. Alagasco had no derivative instruments classified as Level 3 fair values as of June 30, 2012, and December 31, 2011.

The Company has prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its derivative instruments. The Company estimates that a 10 percent increase or decrease in commodity prices would result in an approximate $34 million change in the fair value of open Level 3 derivative contracts. The resulting impact upon the results of operations would be an approximate $3.8 million associated with open Level 3 mark-to-market derivative contracts. Cash flow requirements to meet the obligation would not be significantly impacted as gains and losses on the derivative contracts would be similarly offset by sales at the spot market price.

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 derivative commodity instruments as follows:

	Three months ended	Three months ended
(in thousands)	June 30, 2012	June 30, 2011
Balance at beginning of period	$104,923	$16,927
Realized gains	4,858	1,204
Unrealized gains relating to instruments held at the reporting date	12,970	7,720
Settlements during period	(19,295)	(12,405)
Balance at end of period	$103,456	$13,446

	Six months ended	Six months ended
(in thousands)	June 30, 2012	June 30, 2011
Balance at beginning of period	$65,801	$42,755
Realized gains	4,858	1,204
Unrealized gains (losses) relating to instruments held at the reporting date	67,209	(3,554)
Settlements during period	(34,412)	(26,959)
Balance at end of period	$103,456	$13,446

The tables below set forth quantitative information about the Company’s Level 3 fair value measurements of derivative commodity instruments as follows:

(in thousands)	Fair Value as of June 30, 2012	Valuation Technique*	Unobservable Input*	Range
Natural Gas Basis - San Juan
2012	$24,620	Discounted Cash Flow	Forward Basis	($0.13 - $0.16) Mcf
2013	$36,216	Discounted Cash Flow	Forward Basis	($0.13 - $0.17) Mcf
2014	$22,498	Discounted Cash Flow	Forward Basis	($0.13 - $0.16) Mcf
Natural Gas Basis - Permian
2012	$(24)	Discounted Cash Flow	Forward Basis	($0.11) Mcf
2013	$(2)	Discounted Cash Flow	Forward Basis	($0.13) Mcf
2014	$(105)	Discounted Cash Flow	Forward Basis	($0.13) Mcf
Oil Basis - WTS/WTI
2012	$2,116	Discounted Cash Flow	Forward Basis	($4.34 - $4.57) Bbl
2013	$(1,997)	Discounted Cash Flow	Forward Basis	($2.65) Bbl
Natural Gas Liquids
2012	$8,617	Discounted Cash Flow	Forward Price	$0.69 - $0.81 Gal
2013	$11,517	Discounted Cash Flow	Forward Price	$0.72 - $0.78 Gal
*Discounted cash flow represents an income approach in calculating fair value including the referenced unobservable input and a discount reflecting credit quality of the counterparty.

4. RECONCILIATION OF EARNINGS PER SHARE (EPS)

	Three months ended			Three months ended
(in thousands, except per share amounts)	June 30, 2012			June 30, 2011
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS	$131,287	72,117	$1.82	$63,325	72,065	$0.88
Effect of dilutive securities
Stock options		205			347
Non-vested restricted stock		8			8
Diluted EPS	$131,287	72,330	$1.82	$63,325	72,420	$0.87

	Six months ended			Six months ended
(in thousands, except per share amounts)	June 30, 2012			June 30, 2011
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS	$188,693	72,110	$2.62	$157,593	72,033	$2.19
Effect of dilutive securities
Stock options		218			324
Non-vested restricted stock		8			7
Diluted EPS	$188,693	72,336	$2.61	$157,593	72,364	$2.18

For the three months and six months ended June 30, 2012, the Company had 856,843 and 849,583, respectively, options that were excluded from the computation of diluted EPS, as their effect was non-dilutive. For the three months and six months ended June 30, 2011, the Company had no options or shares of non-vested restricted stock that were excluded from the computation of diluted EPS.

5. SEGMENT INFORMATION

The Company principally is engaged in two business segments: the development, acquisition, exploration and production of oil and gas in the continental United States (oil and gas operations) and the purchase, distribution and sale of natural gas in central and north Alabama (natural gas distribution).

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Operating revenues
Oil and gas operations	$399,468	$244,090	$623,425	$460,882
Natural gas distribution	70,887	86,309	265,374	355,881
Total	$470,355	$330,399	$888,799	$816,763
Operating income (loss)
Oil and gas operations	$216,406	$105,418	$242,411	$190,477
Natural gas distribution	4,448	1,163	83,008	76,222
Eliminations and corporate expenses	(256)	(246)	(651)	(483)
Total	$220,598	$106,335	$324,768	$266,216
Other income (expense)
Oil and gas operations	$(12,004)	$(5,822)	$(22,562)	$(11,269)
Natural gas distribution	(3,784)	(3,040)	(6,788)	(5,953)
Eliminations and other	30	65	86	88
Total	$(15,758)	$(8,797)	$(29,264)	$(17,134)
Income before income taxes	$204,840	$97,538	$295,504	$249,082

(in thousands)	June 30, 2012	December 31, 2011
Identifiable assets
Oil and gas operations	$4,596,172	$4,046,242
Natural gas distribution	1,108,228	1,163,959
Eliminations and other	75,140	27,215
Total	$5,779,540	$5,237,416

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

Petrotech Incentive Plan
The Energen Resources’ Petrotech Incentive Plan provides for the grant of stock equivalent units. These awards are liability awards which settle in cash and are re-measured each reporting period until settlement. During the six months ended June 30, 2012, Energen Resources awarded 96,480, 3,768 and 40,822 Petrotech units with a three-year, two-year and 18 month vesting period, respectively. These awards have a fair value of $43.76, $44.30 and $44.58 per unit, respectively, as of June 30, 2012. In July 2012, Energen Resources awarded 5,869 Petrotech units with a three-year vesting period.

1997 Deferred Compensation Plan
During the three months and six months ended June 30, 2012, the Company had noncash purchases of approximately $35,000 and $118,000, respectively, of Company common stock in conjunction with tax withholdings on its non-qualified deferred compensation plan and other stock compensation. The Company utilized internally generated cash flows in payment of the related tax withholdings.

7. EMPLOYEE BENEFIT PLANS

The components of net pension expense for the Company’s two defined benefit non-contributory pension plans and certain nonqualified supplemental pension plans were:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$2,632	$2,293	$5,264	$4,586
Interest cost	2,700	2,740	5,400	5,480
Expected long-term return on assets	(3,563)	(3,868)	(7,126)	(7,736)
Actuarial loss	2,099	1,609	4,198	3,218
Prior service cost amortization	129	124	259	248
Net periodic expense	$3,997	$2,898	$7,995	$5,796

The Company anticipates required contributions of approximately $12.8 million during 2012 to the qualified pension plans. The Company expects sufficient funding credits, as established under Internal Revenue Code Section 430(f), exist to meet the required funding. It is not anticipated that the funded status of the qualified pension plans will fall below statutory thresholds requiring accelerated funding or constraints on benefit levels or plan administration. No additional discretionary contributions are currently expected to be made to the pension plans by the Company during 2012. For the three months and six months ending June 30, 2012, the Company made benefit payments aggregating $36,000 and $2.3 million, respectively, to retirees from the nonqualified supplemental retirement plans and expects to make additional benefit payments of approximately $0.1 million through the remainder of 2012.

During the second quarter of 2012, Congress passed the Moving Ahead for Progress in the 21st Century Act, which included pension funding stabilization provisions. The measure, which is designed to stabilize the discount rate used to determine funding requirements from the effects of interest rate volatility, is not expected to reduce the Company's pension plan cash contributions materially during 2012.

The components of net periodic postretirement benefit expense for the Company’s postretirement benefit plans were:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$463	$442	$927	$885
Interest cost	1,062	1,111	2,124	2,222
Expected long-term return on assets	(1,109)	(1,104)	(2,219)	(2,209)
Actuarial loss	9	—	18	—
Transition amortization	479	479	959	958
Net periodic expense	$904	$928	$1,809	$1,856

For the three months and six months ended June 30, 2012, the Company made contributions aggregating $0.9 million and $1.8 million, respectively, to the postretirement benefit plans. The Company expects to make additional discretionary contributions of approximately $1.8 million to the postretirement benefit plans through the remainder of 2012.

8. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Certain of Alagasco's long-term contracts associated with the delivery and storage of natural gas include fixed charges of approximately $79 million through September 2024. During the six months ending June 30, 2012 and 2011, Alagasco recognized approximately $25.9 million and $25.8 million, respectively, of long-term commitments through expense and its regulatory accounts in the accompanying financial statements. Alagasco also is committed to purchase minimum quantities of gas at market-related prices or to pay certain costs in the event the minimum quantities are not taken. These purchase commitments are approximately 180 Bcf through August 2020.

Alagasco purchases gas as an agent for certain of its large commercial and industrial customers. Alagasco has, in certain instances, provided commodity-related guarantees to the counterparties in order to facilitate these agency purchases. Liabilities existing for gas delivered to customers subject to these guarantees are included in the balance sheets. In the event the customer for whom the guarantee was entered fails to take delivery of the gas, Alagasco can sell such gas for the customer, with the customer liable for any resulting loss. Although the substantial majority of purchases under these guarantees are for the customers' current monthly consumption and are at current market prices, in some instances, the purchases are for an extended term at a fixed price. At June 30, 2012, the fixed price purchases under these guarantees had a maximum term outstanding through March 2013 and an aggregate purchase price of $2.1 million with a market value of $1.8 million.

Energen Resources entered into three agreements which commenced at various dates from November 15, 2011 to January 15, 2012 and expire at various dates through January 2015 to secure drilling rigs necessary to execute a portion of its drilling plans. In the unlikely event that Energen Resources discontinues use of these drilling rigs, Energen Resources' total resulting exposure could be as much as $26 million depending on the contractor's ability to remarket the drilling rig.

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

Various pending or threatened legal proceedings are in progress currently, and the Company has accrued a provision for estimated liability. This provision was increased by $2.0 million during the six months ended June 30, 2012.

Environmental Matters: Various environmental laws and regulations apply to the operations of Energen Resources and Alagasco. Historically, the cost of environmental compliance has not materially affected the Company's financial position, results of operations or cash flows. New regulations, enforcement policies, claims for damages or other events could result in significant unanticipated costs.

Alagasco is in the chain of title of nine former manufactured gas plant sites, four of which it still owns, and five former manufactured gas distribution sites, one of which it still owns and is the subject of a recent inquiry discussed below. Also discussed below is the recent completion of a removal action at the Huntsville, Alabama manufactured gas plant site. An investigation of the sites does not indicate the present need for other remediation activities and management expects that, should remediation of any such sites be required in the future, Alagasco's share, if any, of such costs will not materially affect the financial position of Alagasco.

In May 2012, Alagasco received from the United States Environmental Protection Agency (EPA) a Request for information Pursuant to Section 104 of CERCLA relating to the EPA's investigation of a site which it refers to as the 35th Avenue Superfund Site in and around Birmingham, Jefferson County, Alabama. The inquiry requests information about a parcel owned by Alagasco and located in the vicinity of the 35th Avenue site. The parcel is the former site of a manufactured gas distribution facility. Alagasco has responded to the inquiry.

In June 2009, Alagasco received a General Notice Letter from the EPA identifying Alagasco as a responsible party for a former manufactured gas plant (MGP) site located in Huntsville, Alabama, and inviting Alagasco to enter an Administrative Settlement Agreement and Order on Consent to perform a removal action at that site. The Huntsville MGP, along with the Huntsville gas distribution system, was sold by Alagasco to the City of Huntsville in 1949. While Alagasco no longer owns the Huntsville site, the Company and the current site owner entered into a Consent Order, and developed and completed during 2011 an action plan for the site. Alagasco has incurred costs associated with the site of approximately $4.9 million. As of June 30, 2012, the expected remaining costs are not expected to be material to the Company. Alagasco has recorded a corresponding amount to its Enhanced Stability Reserve regulatory asset account of which a debit balance of $4.8 million was cleared as of September 30, 2011 and allocated, subject to APSC review guidelines, against the refundable negative salvage costs being refunded to customers.

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

As a result of the audit, Energen Resources has been ordered by the ONRR to pay additional royalties on the specified U.S. federal leases in the amount of $142,000 and restructure its accounting for all federal leases in two counties in New Mexico from March 1, 2004, forward. The Company preliminarily estimates that application of the Order to all of the Company's New Mexico federal leases would result in ONRR claims for up to approximately $22 million of additional royalties plus interest and penalties for the period from March 1, 2004, forward. The preliminary findings and subsequent Order (issued April 25, 2011) are contrary to deductions allowed under previous audits, retroactive in application and inconsistent with the Company’s understanding of industry practice. The Company is vigorously contesting the Order and has requested additional information from the ONRR and the Department to assist the Company in evaluating the ONRR Order and the Department's findings. Management is unable, at this time, to determine a range of reasonably possible losses as a result of this Order, and no amount has been accrued as of June 30, 2012.

Capital Lease Obligations: During the first quarter of 2012, the Company entered into certain capital leases related to certain equipment. The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2012:

(in thousands)
2012	$872
2013	1,743
2014	1,743
2015	145
Total minimum lease payments	4,503
Less amount representing interest	115
Total present value of minimum lease payments	$4,388

9. FINANCIAL INSTRUMENTS

The stated value of cash and cash equivalents, short-term investments, trade receivables (net of allowance), and short-term debt approximates fair value due to the short maturity of the instruments. The fair value of Energen's long-term debt, including the current portion, approximates $1,234.6 million and has a carrying value of $1,155.1 million at June 30, 2012. The fair value of Alagasco's fixed-rate long-term debt, including the current portion, approximates $281.5 million and has a carrying value of $250.1 million at June 30, 2012. The fair values were based on market prices of similar debt issues having the same remaining maturities, redemption terms and credit rating. Short-term debt is classified as Level 1 fair value and long-term debt is classified as Level 2 fair value.

In December 2011, the Company entered into interest rate swap agreements for $200 million of the Senior Term Loans. The swap agreements exchange a variable interest rate for a fixed interest rate of 2.4175 percent on $200 million of the principal amount outstanding. The fair value of the Company's interest rate swap was a $3.0 million liability at June 30, 2012 and is classified as Level 1 fair value.

Finance Receivables: Alagasco finances third-party contractor sales of merchandise including gas furnaces and appliances. At June 30, 2012, and December 31, 2011, Alagasco’s finance receivable totaled $10.3 million and $10.5 million, respectively. These finance receivables currently have an average balance of approximately $3,000 and with terms of up to 60 months. Financing is available only to qualified customers who meet credit worthiness thresholds for customer payment history and external agency credit reports. Alagasco relies upon ongoing payments as the primary indicator of credit quality during the term of each contract. The allowance for credit losses is recognized using an estimate of write-off percentages based on historical experience applied to an aging of the finance receivable balance. Delinquent accounts are evaluated on a case-by-case basis and, absent evidence of debt repayment after 90 days, are due in full and assigned to a third-party collection agency. The remaining finance receivable is written off approximately 12 months after being assigned to the third-party collection agency. Alagasco had finance receivables past due 90 days or more of $431,000 as of June 30, 2012.

The following table sets forth a summary of changes in the allowance for credit losses as follows:

(in thousands)
Allowance for credit losses as of December 31, 2011	$421
Provision	(2)
Allowance for credit losses as of June 30, 2012	$419

10. REGULATORY ASSETS AND LIABILITIES

The following table details regulatory assets and liabilities on the balance sheets:

(in thousands)	June 30, 2012		December 31, 2011
	Current	Noncurrent	Current	Noncurrent
Regulatory assets:
Pension and postretirement assets	$170	$74,742	$170	$77,587
Accretion and depreciation for asset retirement obligation	—	14,584	—	13,981
Risk management activities	30,573	—	56,804	3,070
Asset removal costs, net	—	126	—	994
Gas supply adjustment	29,671	—	—	—
Other	71	333	169	1
Total regulatory assets	$60,485	$89,785	$57,143	$95,633
Regulatory liabilities:
RSE adjustment	$4,586	$—	$2,931	$—
Unbilled service margin	5,518	—	22,419	—
Gas supply adjustment	—	—	12,626	—
Refundable negative salvage	18,360	55,079	20,269	65,646
Asset retirement obligation	—	21,278	—	20,785
Other	33	787	34	803
Total regulatory liabilities	$28,497	$77,144	$58,279	$87,234

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

During the six months ended June 30, 2012, Energen Resources recognized amounts representing expected future costs associated with site reclamation, facilities dismantlement, and plug and abandonment of wells as follows:

(in thousands)
Balance of ARO as of December 31, 2011	$107,340
Liabilities incurred	2,122
Liabilities settled	(343)
Accretion expense	3,674
Balance of ARO as of June 30, 2012	$112,793

The Company recognizes conditional obligations if such obligations can be reasonably estimated and a legal requirement to perform an asset retirement activity exists. Alagasco recorded a conditional asset retirement obligation, on a discounted basis of $21.3 million and $20.8 million to purge and cap its gas pipelines upon abandonment, as a regulatory liability as of June 30, 2012, and December 31, 2011, respectively. The costs associated with asset retirement obligations are currently either being recovered in rates or are probable of recovery in future rates.

Alagasco accrues removal costs on certain gas distribution assets over the useful lives of its property, plant and equipment through depreciation expense in accordance with rates approved by the APSC. Regulatory assets for accumulated asset removal costs of $0.1 million and $1 million as of June 30, 2012 and December 31, 2011, respectively, are included as regulatory assets in noncurrent assets on the balance sheets. As of June 30, 2012 and December 31, 2011, the Company recognized $18.4 million and $20.3 million, respectively, of refundable negative salvage as regulatory liabilities in current liabilities on the balance sheet in response to the June 28, 2010, APSC order. As of June 30, 2012 and December 31, 2011, the Company recognized $55.1 million and $65.6 million, respectively, of refundable negative salvage as regulatory liabilities in deferred credit and other liabilities on the balance sheet in response to the June 28, 2010, APSC order.

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

On February 21, 2012, Energen Resources entered into a definitive agreement with BHP Billiton (BHP) to buy a 50 percent undivided interest in three existing wells in Reeves County, Texas, from Energen Resources for approximately $18 million. Following the purchase of the wells, BHP completed two of the wells and earned a 50 percent undivided interest in 4,829 net acres. The agreement also included the option for BHP to purchase from Energen Resources a 50 percent undivided interest in 51,720 net acres in the Permian Basin. On May 1, 2012, BHP elected not to exercise the option.

On February 14, 2012, Energen completed the purchase of certain properties in the Permian Basin for a cash purchase price of $68 million. This purchase had an effective date of December 1, 2011. Energen acquired total proved reserves of approximately 8.1 million barrels of oil equivalent (MMBOE). Of the proved reserves acquired, an estimated 81 percent are undeveloped. Approximately 64 percent of the proved reserves are oil, 22 percent are natural gas liquids and natural gas comprises the remaining 14 percent. Energen Resources used its credit facilities and internally generated cash flows to finance the acquisition. Pro forma financial information for this acquisition is not presented because it would not be materially different from the information presented in the consolidated statements of income.

The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed recognized as of February 14, 2012 (including the effects of closing adjustments).

(in thousands)
Consideration given
Cash (net)	$67,615
Recognized amounts of identifiable assets acquired and liabilities assumed
Proved properties	$65,581
Unproved leasehold properties	911
Accounts receivable	1,358
Accounts payable	(25)
Asset retirement obligation	(210)
Total identifiable net assets	$67,615

Included in the Company’s consolidated results of operations for the six months ended June 30, 2012, were $5.3 million of operating revenues and $2.6 million in operating income resulting from the operation of the properties acquired above.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Energen's net income totaled $131.3 million ($1.82 per diluted share) for the three months ended June 30, 2012 compared with net income of $63.3 million ($0.87 per diluted share) for the same period in the prior year. Energen Resources Corporation, Energen's oil and gas subsidiary, had net income for the three months ended June 30, 2012, of $131.7 million as compared with $63.1 million in the same quarter in the previous year. This increase in net income was primarily the result of an after-tax $78.5 million non-cash mark-to-market gain on derivatives, significantly higher production volumes (approximately $44 million after-tax) and increased oil commodity prices (approximately $9 million after-tax). Negatively affecting net income was the impact of lower natural gas and natural gas liquids commodity prices (approximately $28 million after-tax), higher depreciation, depletion and amortization (DD&A) expense (approximately $23 million after-tax), increased lease operating expense excluding production taxes (approximately $5 million after-tax) and increased interest expense (approximately $4 million after-tax). Energen's natural gas utility, Alagasco, reported net income of $0.3 million in the first quarter of 2012 compared to net income of $0.3 million in the same period last year reflecting the utility’s ability to earn on a higher level of equity in support of Alagasco's investment in its distribution system and support facilities devoted to public service offset by the timing of rate recovery under Alagasco’s rate-setting mechanisms.

For the 2012 year-to-date, Energen's net income totaled $188.7 million ($2.61 per diluted share) compared to net income of $157.6 million ($2.18 per diluted share) for the same period in the prior year. Energen Resources generated net income for the six months ended June 30, 2012, of $141.2 million as compared with $112.8 million in the previous period. Increased production volumes (approximately $83 million), an after-tax $52.2 million non-cash mark-to-market gain on derivatives and higher oil commodity prices (approximately $21 million after-tax) partially offset by lower natural gas and natural gas liquids commodity prices (approximately $48 million after-tax), higher DD&A expense (approximately $45 million after-tax), a noncash impairment on certain natural gas properties in East Texas of approximately $13.4 million after-tax, increased lease operating expense excluding production taxes (approximately $11 million after-tax) and increased interest expense (approximately $7 million after-tax). Alagasco’s net income of $47.2 million in the current year-to-date compared to net income of $44.4 million in the same period in the previous year. This increase primarily reflects the utility’s ability to earn on a higher level of equity.

Oil and Gas Operations
Revenues from oil and gas operations rose 63.7 percent to $399.5 million and 35.3 percent to $623.4 million for the three months and six months ended June 30, 2012, respectively, primarily as a result of higher production volumes, significantly increased realized oil commodity prices and the non-cash mark-to-market gains on derivatives partially offset by decreased realized natural gas and natural gas liquids commodity prices. During the current quarter, revenue per unit of production for natural gas decreased 35.6 percent to $3.55 per thousand cubic feet (Mcf), while oil revenue per unit of production rose 8.2 percent to $85.70 per barrel. Natural gas liquids revenue per unit of production fell 21.1 percent to an average price of $0.75 per gallon. In the year-to-date, revenue per unit of production for natural gas decreased 31.9 percent to $3.75 per Mcf, oil revenue per unit of production increased 10.2 percent to $85.43 per barrel and natural gas liquids revenue per unit of production fell 12 percent to an average price of $0.81 per gallon. Revenues per unit of production for the current quarter and year-to-date reflect realized prices and derivative gains and losses including effects of designated cash flow hedges.

Production for the current quarter and year-to-date increased largely due to higher volumes related to increased field development in certain Permian Basin liquids-rich properties and increased volumes related to the 2011 acquisition of certain Permian Basin properties partially offset by normal production declines. Natural gas production in the second quarter rose 8.4 percent to 19.3 billion cubic feet (Bcf), oil volumes increased 46.2 percent to 2,195 thousand barrels (MBbl) and natural gas liquids production rose 23 percent to 27.8 million gallons (MMgal). For the year-to-date, natural gas production increased 9.3 percent to 38.4 Bcf, while oil volumes rose 44.8 percent to 4,148 MBbl. Natural gas liquids production increased 27.2 percent to 53.8 MMgal. Natural gas comprised approximately 54 percent of Energen Resources' production for the current quarter and year-to-date.

Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. The Company includes gains and losses on the disposition of these assets in operating revenues. Energen Resources recorded a pre-tax gain of $0.2 million in the second quarter of 2012 and year-to-date from the sale of various properties. Energen Resources recorded a pre-tax gain of $5.8 million in both the second quarter of 2011 and year-to-date primarily from the sale of certain properties in the Permian Basin.

Operations and maintenance (O&M) expense increased $9.5 million for the quarter and $19.4 million for the year-to-date. Lease operating expense (excluding production taxes) generally reflects year over year increases in the number of active wells resulting from Energen Resources' ongoing development, exploratory and acquisition activities. Lease operating expense (excluding production taxes) increased $8.1 million for the quarter largely due to increased water disposal costs (approximately $3.9 million), additional ad valorem taxes (approximately $1.4 million), higher marketing and transportation costs (approximately $0.9 million), the acquisitions of Permian Basin liquids-rich properties (approximately $0.9 million) and increased workover and repair expense (approximately $0.7 million). In the year-to-date, lease operating expense (excluding production taxes) increased $17.7 million primarily due to additional water disposal costs (approximately $4.8 million), increased workover and repair expense (approximately $3.1 million), higher marketing and transportation costs (approximately $2.3 million), increased ad valorem taxes (approximately $1.7 million), Permian Basin acquisitions (approximately $1.6 million), higher labor costs (approximately $1.6 million), and increased nonoperated expense (approximately $1.1 million). On a per unit basis, the average lease operating expense (excluding production taxes) for the current quarter was $9.69 per barrel of oil equivalent (BOE) as compared to $10.14 per BOE in the same period a year ago. For the six months ended June 30, 2012, the average lease operating expense (excluding production taxes) was $9.76 per BOE as compared to $10.04 per BOE in the previous period. Administrative expense increased $1.7 million for the three months ended June 30, 2012 largely due to higher labor costs (approximately $1.8 million). For the six months ended June 30, 2012, administrative expense rose $0.7 million primarily due to increased legal expenses (approximately $1.0 million), additional data service expense (approximately $0.6 million) and higher labor costs (approximately $0.5 million) partially offset by decreased costs from the Company’s performance-based compensation plans (approximately $1.5 million). Exploration expense fell $0.3 million in the second quarter of 2012 and rose $0.9 million year-to-date.

Energen Resources' DD&A expense for the quarter rose $35.7 million. For the year-to-date, DD&A expense increased $90 million which includes an impairment writedown on certain properties in East Texas of $21.5 million pre-tax to adjust the carrying amount of certain properties to their fair value based on expected future discounted cash flows. The average depletion rate for the current quarter was $14.90 per BOE as compared to $10.96 per BOE in the same period a year ago. For the six months ended June 30, 2012, the average depletion rate, excluding the asset impairment, was $14.68 per BOE as compared to $10.82 per BOE in the previous period. The increase in the current quarter and year-to-date per unit DD&A rate, which contributed approximately $21.9 million and $40.2 million, respectively, to the increase in DD&A expense, was largely due to higher rates resulting from the acquisition of liquids-rich properties and an increase in development costs. Higher production volumes contributed approximately $13.8 million and $28.1 million to the increase in DD&A expense for the quarter and year-to-date, respectively.

Energen Resources' expense for taxes other than income taxes was $1.0 million lower in the three months ended June 30, 2012 largely due to production-related taxes. Production-related taxes for the quarter decreased by approximately $4.0 million primarily due to lower net commodity market prices partially offset by higher natural gas, oil and natural gas liquid production volumes of approximately $3 million. Energen Resources' expense for taxes other than income taxes was $0.9 million higher in the six months ended June 30, 2012 largely due to production-related taxes. In the year-to-date, higher commodity production volumes contributed approximately $5.7 million to the increase in production-related taxes partially offset by a decrease of approximately $4.8 million primarily due to lower net commodity market prices. Commodity market prices exclude the effects of derivative instruments for purposes of determining severance taxes.

Natural Gas Distribution
Natural gas distribution revenues decreased $15.4 million for the quarter largely due to a decline in customer usage and lower gas costs combined with adjustments from the utility’s rate setting mechanisms. During the second quarter of 2012, Alagasco had a net $5.0 million pre-tax reduction in revenues to bring the return on average common equity to midpoint within the allowed range of return. During the second quarter of 2011, Alagasco had a net $2.2 million pre-tax reduction in revenues to bring the return on average common equity to midpoint within the allowed range of return. For the second quarter, weather that was 57.4 percent warmer than in the same quarter last year contributed to a 27.8 percent decrease in residential sales volumes and a 12.8 percent fall in commercial and industrial customer sales volumes. Transportation volumes increased 7.5 percent in period comparisons. Revenues for the year-to-date fell $90.5 million primarily due to a decline in customer usage and lower gas costs partially offset by adjustments from the utility’s rate setting mechanisms. During the year-to date 2012, Alagasco had a net $5.0 million pre-tax reduction in revenues to bring the return on average common equity to midpoint within the allowed range of return. In the 2011 year-to-date, Alagasco had a net reduction in revenues of $5.4 million pre-tax to bring the return on average common equity to midpoint within the allowed range of return. Weather, for the current six months, that was 35.3 percent warmer compared with the same period in the prior year contributed to a 33.4 percent decrease in residential sales volumes and a 26.6 percent fall in commercial and industrial customer sales volumes. Transportation volumes decreased 1 percent in period comparisons. A significant decrease in gas purchase volumes along with decreased gas costs resulted in a 57.8 percent decrease in cost of gas for the quarter and a 55.4 percent decrease in cost of gas year-to-date. Utility gas costs include commodity cost, risk management gains and losses and the provisions of the Gas Supply Adjustment (GSA) rider. The GSA rider in Alagasco's rate schedule provides for a pass-through of gas price fluctuations to customers without markup. Alagasco's tariff provides a temperature adjustment mechanism, also included in the GSA, that is designed to moderate the impact of departures from normal temperatures on Alagasco’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers.

O&M expense remained stable in the current quarter primarily due to lower bad debt expense (approximately $1.7 million) offset by increased insurance costs (approximately $0.6 million) and higher consulting and technology costs (approximately $0.6 million). In the six months ended June 30, 2012, O&M expense decreased 4.5 percent primarily due to lower bad debt expense (approximately $2.7 million) and decreased labor-related costs (approximately $1.5 million) partially offset by higher business development and marketing expense (approximately $0.6 million).

A 7 percent increase in depreciation expense in the current quarter and a 6.9 percent increase year-to-date was primarily due to the extension and replacement of the utility's distribution system and replacement of its support systems. Taxes other than income taxes primarily reflected various state and local business taxes as well as payroll-related taxes. State and local business taxes generally are based on gross receipts and fluctuate accordingly.

Non-Operating Items
Interest expense for the Company rose $6.4 million in the second quarter of 2012 and $12.4 million year-to-date largely due to the August 2011 issuance of $400 million of Senior Notes by Energen with an interest rate of 4.625 percent, the December 2011 issuance of $50 million of Senior Notes by Alagasco with an interest rate of 3.86 percent and the December 2011 issuance of $300 million of Senior Term Loans. The $300 million issuance includes $100 million with a floating rate of LIBOR plus 1.375 percent, currently 1.62 percent at June 30, 2012 and $200 million swapped to a fixed rate at 2.4175 percent. These increases were partially offset by decreased short-term borrowings. Income tax expense for the Company increased $39.3 million and $15.3 million in the current quarter and year-to-date, respectively, largely due to higher pre-tax income.

FINANCIAL POSITION AND LIQUIDITY

Cash flows from operations for the year-to-date were $425.9 million as compared to $441.1 million in the prior period. Net income increased during period comparisons primarily due to increased production volumes and higher realized oil commodity prices partially offset by lower realized natural gas and natural gas liquids commodity prices at Energen Resources. Deferred income taxes decreased in the current year due to the tax effect of reduced bonus depreciation in 2012. The Company’s working capital needs were also influenced by accrued taxes, commodity prices and the timing of payments. During the first quarter of 2011, the income tax receivable decreased approximately $39.8 million primarily from an income tax refund associated with the 2010 impact of bonus depreciation and the write-off of Alabama shale leasehold. Working capital needs at Alagasco were additionally affected by lower gas costs compared to the prior period.

The Company had a net outflow of cash from investing activities of $649.6 million for the six months ended June 30, 2012 primarily due to additions of property, plant and equipment of $651 million. Energen Resources incurred on a cash basis $618.5 million in capital expenditures primarily related to the acquisition and development of oil and gas properties. In February 2012, Energen Resources completed the purchase of certain properties located in the Permian Basin for a cash price of approximately $68 million. Utility capital expenditures on a cash basis totaled $32.8 million year-to-date and primarily represented expansion and replacement of its distribution system and replacement of its support facilities.

The Company provided net cash of $275.5 million from financing activities in the year-to-date primarily due to an increase in short-term borrowings partially offset by the payment of dividends to common shareholders.

Oil and Gas Operations
The Company plans to continue investing significant capital in Energen Resources’ oil and gas production operations. For 2012, the Company expects its oil and gas capital spending to total approximately $1.1 billion, including $69 million for certain property acquisitions in the Permian Basin and $1 billion for existing properties, including exploration to date of $188 million. On an annual basis, the development and exploration expenditures cannot be reasonably segregated as drilling and development throughout the course of the year may change the classification of locations currently identified as exploratory. In February 2012, Energen completed the purchase of certain properties in the Permian Basin for a cash purchase price of $68 million (including the effects of closing adjustments). This purchase had an effective date of December 1, 2011. Energen acquired total proved reserves of approximately 8.1 MMBOE. Of the proved reserves acquired, an estimated 81 percent are undeveloped. Approximately 64 percent of the proved reserves are oil, 22 percent are natural gas liquids and natural gas comprises the remaining 14 percent. Energen Resources used its credit facilities and internally generated cash flows to finance the acquisition.

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

Natural Gas Distribution
Alagasco is subject to regulation by the Alabama Public Service Commission (APSC) and is allowed to earn a range of return on average common equity of 13.15 percent to 13.65 percent. RSE limits the utility’s equity upon which a return is permitted to 55 percent of total capitalization, subject to certain adjustments. Given existing economic conditions, Alagasco expects only modest growth in equity as annual dividends are typically paid by the utility.

On June 28, 2010, the APSC approved a reduction in depreciation rates, effective June 1, 2010, for Alagasco with the revised prospective composite depreciation rate approximating 3.1 percent. Related to the lower depreciation rates, Alagasco refunded to eligible customers approximately $25.6 million of refundable negative salvage costs through a one-time bill credit in July 2010. Refunds of negative salvage costs to customers through lower tariff rates were $12.5 million, $22.2 million and $2.7 million for the periods January through June 2012, January through December 2011 and in December 2010, respectively. Alagasco anticipates refunding approximately $18.4 million of refundable negative salvage costs through lower tariff rates over the next twelve months. An additional estimated $55.1 million of refundable negative salvage costs will be refunded to eligible customers on a declining basis through lower tariff rates over a seven year period beginning January 1, 2013. The total amount refundable to customers is subject to adjustments over the entire nine year period for charges made to the Enhanced Stability Reserve (ESR) and other commission-approved charges. On November 1, 2010, the APSC specifically approved adjustments to the total amount refundable to include items originally approved in the APSC's 1998 order establishing the ESR, extraordinary O&M expenses related to environmental response costs, and extraordinary O&M expenses related to self insurance costs that exceed $1 million per occurrence. As of the rate year ended September 30, 2011, an adjustment for environmental response costs of $4.8 million from the ESR was made to reduce the total refundable amount. The refunds as of March 2012 and the remaining amount refundable over the entire nine year period are due to a re-estimation of future removal costs provided for through the prior depreciation rates. The re-estimation was primarily the result of Alagasco’s actual removal cost experience, combined with technology improvements and Alagasco’s system efficiency improvements, during the five years prior to the approval of the reduction in depreciation rates.

Alagasco is a mature utility operating in a slow-growth service area. Over the last five years, Alagasco's customer count has declined at a rate of approximately 1 percent. While enhanced credit and collection processes implemented in 2011 to reduce bad debt expense combined with the impact of severe weather on April 27, 2011, including a number of deadly tornados causing significant damage to several communities in Alabama served by Alagasco, have resulted in a loss of customers, the number of active accounts as of June 30, 2012 had a small net increase as compared to June 30, 2011. To increase its customer base, the utility is capitalizing on opportunities to expand its distribution lines to areas with potential for economic growth and appliance conversions. Alagasco monitors the bad debt reserve and makes adjustments as required based on its evaluation of receivables which are impacted by natural gas prices and the underlying current and future economic conditions facing the utility's customer base. During the six months ended June 30, 2012, Alagasco reduced accounts receivable and the bad debt reserve by approximately $6.1 million related to certain aged receivables that have been currently transitioned to the utility's long-term collections.

Another aspect of growth is usage per customer. Throughout the country, customer use of natural gas has declined over the years in large part due to energy-efficiencies in home construction and appliances and conservation. Alagasco’s marketing and business development emphasis in this area is directed toward retention and increasing end-use applications by existing customers.

Alagasco maintains an investment in storage gas that is expected to average approximately $38 million in 2012 but will vary depending upon the price of natural gas. During 2012, Alagasco plans to invest an estimated $70 million in capital expenditures for the normal needs of its distribution and support systems and for technology-related projects designed to improve customer service. The utility anticipates funding these capital requirements through internally generated capital and the utilization of its credit facilities. Alagasco also may issue long-term debt periodically to replace short-term obligations, enhance liquidity and provide for permanent financing.

Derivative Commodity Instruments
Energen Resources periodically enters into derivative commodity instruments to hedge its price exposure to its estimated oil, natural gas and natural gas liquids production. Such instruments may include over-the-counter (OTC) swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment and commercial banks and energy-trading firms. At June 30, 2012, the counterparty agreements under which the Company had active positions did not include collateral posting requirements. Energen Resources was in a gain position with all of its active counterparties at June 30, 2012. The Company is at risk for economic loss based upon the creditworthiness of its counterparties. Hedge transactions are pursuant to standing authorizations by the Board of Directors, which do not authorize speculative positions.

Alagasco periodically enters into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply pursuant to standing authorizations by the Board of Directors, which does not authorize speculative positions. Alagasco recognizes all derivatives at fair value as either assets or liabilities on the balance sheet. Any gains or losses are passed through to customers using the mechanisms of the GSA in compliance with Alagasco’s APSC-approved tariff and are recognized as a regulatory asset or regulatory liability.

Energen Resources entered into the following transactions for the remainder of 2012 and subsequent years:

Production Period	Total Hedged Volumes		Average Contract Price	Description
Natural Gas
2012	6.7	Bcf	$4.62 Mcf	NYMEX Swaps
	0.4	Bcf *	$3.05 Mcf	NYMEX Swaps
	18.1	Bcf	$4.15 Mcf	Basin Specific Swaps - San Juan
	3.0	Bcf	$2.89 Mcf	Basin Specific Swaps - Permian
2013	12.7	Bcf	$4.82 Mcf	NYMEX Swaps
	32.8	Bcf	$4.56 Mcf	Basin Specific Swaps - San Juan
	4.6	Bcf	$3.45 Mcf	Basin Specific Swaps - Permian
2014	9.1	Bcf	$4.65 Mcf	NYMEX Swaps
	1.5	Bcf *	$3.95 Mcf	NYMEX Swaps
	25.7	Bcf	$4.72 Mcf	Basin Specific Swaps - San Juan
	4.6	Bcf	$3.79 Mcf	Basin Specific Swaps - Permian
	5.2	Bcf *	$3.83 Mcf	Basin Specific Swaps - Permian
Gas Basis Differential
2012	0.4	Bcf *	$(0.23) Mcf	San Juan Basis Swaps
Oil
2012	3,613	MBbl	$88.53 Bbl	NYMEX Swaps
2013	8,098	MBbl	$90.65 Bbl	NYMEX Swaps
	760	MBbl*	$94.08 Bbl	NYMEX Swaps
2014	7,892	MBbl	$92.70 Bbl	NYMEX Swaps
	780	MBbl*	$91.60 Bbl	NYMEX Swaps
Oil Basis Differential
2012	1,523	MBbl	$(2.95) Bbl	WTS/WTI Basis Swaps**
2013	2,768	MBbl	$(3.40) Bbl	WTS/WTI Basis Swaps**
	360	MBbl*	$(1.25) Bbl	WTI/WTI Basis Swaps***
Natural Gas Liquids
2012	30.0	MMGal	$0.98 Gal	Liquids Swaps
2013	44.5	MMGal	$1.02 Gal	Liquids Swaps
* Contract entered into subsequent to June 30, 2012
**WTS - West Texas Sour/Midland, WTI - West Texas Intermediate/Cushing
***WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing

Alagasco entered into the following natural gas transactions for the remainder of 2012 and subsequent years:

Production Period	Total Hedged Volumes		Description
2012	7.6	Bcf	NYMEX Swaps
2013	1.5	Bcf	NYMEX Swaps
Alagasco has not entered into any new cash flow derivative transactions on its gas supply since the summer of 2010.

Realized prices are anticipated to be lower than New York Mercantile Exchange (NYMEX) prices primarily due to basis differences and other factors.

See Note 3, Derivative Commodity Instruments, in the Notes to Unaudited Condensed Financial Statements for information regarding the Company’s policies on fair value measurement.

The following sets forth derivative assets and liabilities that were measured at fair value on a recurring basis:

	June 30, 2012
(in thousands)	Level 2*	Level 3*	Total
Current assets	$42,528	$60,635	$103,163
Noncurrent assets	59,468	43,805	103,273
Current liabilities	(32,185)	(495)	(32,680)
Noncurrent liabilities	444	(489)	(45)
Net derivative asset (liability)	$70,255	$103,456	$173,711

	December 31, 2011
(in thousands)	Level 2*	Level 3*	Total
Current assets	$(14,843)	$36,635	$21,792
Noncurrent assets	(8,382)	39,438	31,056
Current liabilities	(98,468)	(8,822)	(107,290)
Noncurrent liabilities	(32,928)	(1,450)	(34,378)
Net derivative asset (liability)	$(154,621)	$65,801	$(88,820)

* Amounts classified in accordance with accounting guidance which permits offsetting fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

As of June 30, 2012, Alagasco had $30.6 million of derivative instruments which are classified as Level 2 fair values and are included in the above table as current liabilities. As of December 31, 2011, Alagasco has $56.8 million and $3.1 million of derivative instruments which are classified as Level 2 fair values and are included in the table as current and noncurrent liabilities, respectively. Alagasco had no derivative instruments classified as Level 3 fair values as of June 30, 2012 and December 31, 2011.

Level 3 assets and liabilities as of June 30, 2012, represent approximately 2 percent of total assets and an immaterial amount of liabilities, respectively. Changes in fair value primarily result from price changes in the underlying commodity. The Company has prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its derivative instruments. The Company estimates that a 10 percent increase or decrease in commodity prices would result in an approximate $34 million change in the fair value of open Level 3 derivative contracts. The resulting impact upon the results of operations would be an approximate $3.8 million associated with open Level 3 mark-to-market derivative contracts. Cash flow requirements to meet the obligation would not be significantly impacted as gains and losses on the derivative contracts would be similarly offset by sales at the spot market price.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law. Title VII of the Dodd-Frank Act establishes federal oversight and regulation of the over-the-counter derivatives markets and participants in such markets and requires the Commodities Futures Trading Commission (CFTC) and the Securities and Exchange Commission (SEC)

to promulgate implementing rules and regulations. The Dodd-Frank Act imposes certain margin, clearing and trade execution requirements. Under rules and regulations recently adopted by the CFTC and the SEC, the Company and Alagasco expect their derivatives transactions to qualify for an end-user exception which will exempt them from the Dodd-Frank Act margin and exchange clearing requirements. The Company and Alagasco will be subject to new and expanded documentation, record keeping and reporting requirements.
Stock Repurchases
Energen periodically considers stock repurchases as a capital investment. Energen may buy shares on the open market or in negotiated purchases. The timing and amounts of any repurchases are subject to changes in market conditions. The Company did not repurchase shares of common stock for this program during the six months ended June 30, 2012. The Company expects any future stock repurchases to be funded through internally generated cash flow or through the utilization of its credit facilities. During the three months and six months ended June 30, 2012, the Company had noncash purchases of approximately $35,000 and $0.1 million, respectively, of Company common stock in conjunction with tax withholdings on its non-qualified deferred compensation plan and other stock compensation plans. The Company utilized internally generated cash flows in payment of the related tax withholdings.

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

(in thousands)	Current Term	Energen	Alagasco	Total
Syndicated Credit Facility	10/29/2013	$850,000	$150,000	$1,000,000
Bryant Bank	10/31/2012	-	9,000	9,000
BancorpSouth Bank	5/22/2013	-	10,000	10,000
Total		$850,000	$169,000	$1,019,000

Energen and Alagasco rely upon internally generated cash flows supplemented by the syndicated credit facilities and the short-term credit facilities to fund working capital needs. The Company may also issue long-term debt and equity periodically to replace obligations under the credit facilities, enhance liquidity and provide for permanent financing.
Working capital requirements for Energen and Alagasco are influenced by short-term borrowings to finance recent acquisitions, the fair value of the Company's derivative financial instruments associated with future production, the recovery and pass-through of regulatory items and the seasonality of Alagasco's business. Energen's accounts receivable and accounts payable at June 30, 2012 include $103.2 million and $32.7 million, respectively, associated with its derivative financial instruments. Working capital at Alagasco reflects an expected pass-through to rate payers of $18.4 million in refundable negative salvage costs representing a reduction in future revenues through lower tariff rates.
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

During the first quarter of 2012, the Company entered into certain capital leases related to certain equipment. The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of June 30, 2012:

(in thousands)
2012	$872
2013	1,743
2014	1,743
2015	145
Total minimum lease payments	4,503
Less amount representing interest	115
Total present value of minimum lease payments	$4,388

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

As a result of the audit, Energen Resources has been ordered by the ONRR to pay additional royalties on the specified U.S. federal leases in the amount of $142,000 and restructure its accounting for all federal leases in two counties in New Mexico from March 1, 2004 forward. The Company preliminarily estimates that application of the Order to all of the Company's New Mexico federal leases would result in ONRR claims for up to approximately $22 million of additional royalties plus interest and penalties for the period from March 1, 2004 forward. The preliminary findings and subsequent Order (issued April 25, 2011) are contrary to deductions allowed under previous audits, retroactive in application and inconsistent with the Company’s understanding of industry practice. The Company is vigorously contesting the Order and has requested additional information from the ONRR and the Department to assist the Company in evaluating the ONRR Order and the Department's findings. Management is unable, at this time, to determine a range of reasonably possible losses as a result of this Order, and no amount has been accrued as of June 30, 2012.

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

SELECTED BUSINESS SEGMENT DATA
ENERGEN CORPORATION
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except sales price data)	2012	2011	2012	2011
Oil and Gas Operations
Operating revenues
Natural gas	$68,249	$98,037	$143,829	$193,636
Oil	306,960	118,938	431,274	222,194
Natural gas liquids	23,692	21,482	47,404	39,015
Other	567	5,633	918	6,037
Total	$399,468	$244,090	$623,425	$460,882
Production volumes
Natural gas (MMcf)	19,278	17,778	38,370	35,112
Oil (MBbl)	2,195	1,501	4,148	2,865
Natural gas liquids (MMgal)	27.8	22.6	53.8	42.3
Total production volumes (MMcfe)	36,414	30,012	70,944	58,350
Total production volumes (MBOE)	6,069	5,002	11,824	9,725
Revenue per unit of production including effects of all derivative instruments
Natural gas (Mcf)	$3.54	$5.51	$3.75	$5.51
Oil (barrel)	$139.85	$79.24	$103.97	$77.55
Natural gas liquids (gallon)	$0.85	$0.95	$0.88	$0.92
Revenue per unit of production including effects of designated cash flow hedges
Natural gas (Mcf)	$3.55	$5.51	$3.75	$5.51
Oil (barrel)	$85.70	$79.24	$85.43	$77.55
Natural gas liquids (gallon)	$0.75	$0.95	$0.81	$0.92
Revenue per unit of production excluding effects of all derivative instruments
Natural gas (Mcf)	$2.19	$4.18	$2.43	$4.10
Oil (barrel)	$85.70	$96.79	$91.77	$92.92
Natural gas liquids (gallon)	$0.71	$1.12	$0.83	$1.07
Other data
Lease operating expense (LOE)
LOE and other	$58,779	$50,712	$115,391	$97,657
Production taxes	13,205	14,192	27,367	26,475
Total	$71,984	$64,904	$142,758	$124,132
Depreciation, depletion and amortization	$91,458	$55,783	$175,546	$107,131
Asset impairment	$—	$—	$21,545	$—
Capital expenditures	$293,909	$259,533	$634,876	$399,856
Exploration expenditures	$952	$1,207	$2,741	$1,821
Operating income	$216,406	$105,418	$242,411	$190,477

Natural Gas Distribution
Operating revenues
Residential	$40,371	$51,370	$170,879	$239,044
Commercial and industrial	20,442	23,393	67,198	90,299
Transportation	13,661	11,961	29,259	28,454
Other	(3,587)	(415)	(1,962)	(1,916)
Total	$70,887	$86,309	$265,374	$355,881
Gas delivery volumes (MMcf)
Residential	1,985	2,749	10,223	15,340
Commercial and industrial	1,449	1,662	4,891	6,662
Transportation	11,547	10,739	23,583	23,709
Total	14,981	15,150	38,697	45,711
Other data
Depreciation and amortization	$10,533	$9,846	$20,979	$19,626
Capital expenditures	$18,030	$22,297	$32,973	$35,837
Operating income	$4,448	$1,163	$83,008	$76,222

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

Energen Resources periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations to its estimated oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its gas supply exposure. Such instruments may include over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms and are believed to be creditworthy by the Company. The Company is at risk for economic loss based upon the creditworthiness of its counterparties. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge. As of June 30, 2012, the maximum term over which Energen Resources and Alagasco have hedged exposures to the variability of cash flows is through December 31, 2014 and March 31, 2013, respectively

A failure to meet sales volume targets at Energen Resources or gas supply targets at Alagasco due to miscalculations, weather events, natural disasters, accidents, mechanical failure, criminal act or otherwise could leave the Company or Alagasco exposed to its counterparties in commodity hedging contracts and result in material adverse financial losses.

See Note 3, Derivative Commodity Instruments, in the Notes to Unaudited Condensed Financial Statements for details related to the Company's hedging activities.

The Company’s interest rate exposure as of June 30, 2012, primarily relates to its syndicated credit facilities with variable interest rates. The weighted average interest rate for amounts outstanding at June 30, 2012 was 1.94 percent. The Company's interest rate exposure as of June 30, 2012, was minimal since approximately 91 percent of long-term debt obligations were at fixed rates.

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

PART II: OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs**
April 1, 2012 through April 30, 2012	—		—	—	8,992,700
May 1, 2012 through May 31, 2012	—		—	—	8,992,700
June 1, 2012 through June 30, 2012	806	*	$43.05	—	8,992,700
Total	806		$43.05	—	8,992,700

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
ended June 30, 2012 are formatted in XBRL

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGEN CORPORATION ALABAMA GAS CORPORATION

August 8, 2012	By	/s/ J. T. McManus, II
J. T. McManus, II
Chairman, Chief Executive Officer and President of Energen Corporation; Chairman and Chief Executive Officer of Alabama Gas Corporation

August 8, 2012	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr.
Vice President, Chief Financial Officer and Treasurer of Energen Corporation and Alabama Gas Corporation

August 8, 2012	By	/s/ Russell E. Lynch, Jr.
Russell E. Lynch, Jr.
Vice President and Controller of Energen Corporation

August 8, 2012	By	/s/ William D. Marshall
William D. Marshall
Vice President and Controller of Alabama Gas Corporation