Form 10-Q
period 2012-09-30
ALABAMA GAS CORP; ENERGEN CORP
filed 2012-11-07
CIK 3146, 277595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _______________

Commission File Number	Registrant	State of Incorporation	IRS Employer Identification Number
1-7810	Energen Corporation	Alabama	63-0757759
2-38960	Alabama Gas Corporation	Alabama	63-0022000
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

Energen Corporation - Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Alabama Gas Corporation - Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Energen Corporation	YES	☐	NO	☒
Alabama Gas Corporation	YES	☐	NO	☒
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of October 30, 2012.

Energen Corporation	$0.01 par value	72,146,547 shares
Alabama Gas Corporation	$0.01 par value	1,972,052 shares

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
ENERGEN CORPORATION
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Operating Revenues
Oil and gas operations	$233,515	$318,952	$856,940	$779,834
Natural gas distribution	61,809	59,616	327,183	415,497
Total operating revenues	295,324	378,568	1,184,123	1,195,331
Operating Expenses
Cost of gas	20,924	21,748	94,179	185,916
Operations and maintenance	128,587	111,749	351,861	318,763
Depreciation, depletion and amortization	104,338	72,802	300,863	199,559
Asset impairment	—	—	21,545	—
Taxes, other than income taxes	20,110	20,129	65,868	69,399
Accretion expense	1,907	1,728	5,581	5,066
Total operating expenses	275,866	228,156	839,897	778,703
Operating Income	19,458	150,412	344,226	416,628
Other Income (Expense)
Interest expense	(17,198)	(11,976)	(48,458)	(30,843)
Other income	1,523	619	3,740	1,727
Other expense	(84)	(2,074)	(305)	(1,449)
Total other expense	(15,759)	(13,431)	(45,023)	(30,565)
Income Before Income Taxes	3,699	136,981	299,203	386,063
Income tax expense	1,653	49,382	108,464	140,871
Net Income	$2,046	$87,599	$190,739	$245,192
Diluted Earnings Per Average Common Share	$0.03	$1.21	$2.64	$3.39
Basic Earnings Per Average Common Share	$0.03	$1.22	$2.64	$3.40
Dividends Per Common Share	$0.140	$0.135	$0.420	$0.405
Diluted Average Common Shares Outstanding	72,316	72,375	72,301	72,409
Basic Average Common Shares Outstanding	72,130	72,068	72,121	72,045

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
ENERGEN CORPORATION
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Net Income	$2,046	$87,599	$190,739	$245,192
Other comprehensive income (loss):
Current period change in fair value of commodity derivative instruments, net of tax of ($30,622), $105,683, $30,621 and $76,616	(49,962)	172,430	49,961	125,005
Reclassification adjustment for commodity derivative instruments, net of tax of ($4,924), ($6,399), ($14,303) and ($6,181)	(8,034)	(10,440)	(23,337)	(10,085)
Pension and postretirement plans:
Amortization of net obligation at transition, net of taxes of $25, $24, $75 and $72	47	44	140	133
Amortization of prior service cost, net of taxes of $30, $26, $89 and $78	55	48	166	145
Amortization of net loss, net of taxes of $413, $318, $1,238 and $953	766	591	2,300	1,770
Current period change in fair value of pension and postretirement plans, net of taxes of ($4,073), ($5,988), ($4,073) and ($5,988)	(7,564)	(11,121)	(7,564)	(11,121)
Total pension and postretirement plans	(6,696)	(10,438)	(4,958)	(9,073)
Current period change in fair value of interest rate swap, net of tax of ($375) and ($1,205)	(697)	—	(2,240)	—
Reclassification adjustment for interest rate swap, net of tax of $142 and $422	263	—	783	—
Comprehensive Income (Loss)	$498,907	$561,987	$561,987	$351,039

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
ENERGEN CORPORATION
(Unaudited)

(in thousands)	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$47,137	$9,541
Accounts receivable, net of allowance for doubtful accounts of $6,649 at September 30, 2012, and $12,946 at December 31, 2011	194,473	231,925
Inventories
Storage gas inventory	36,849	44,047
Materials and supplies	33,596	26,420
Liquified natural gas in storage	3,505	3,545
Regulatory asset	56,188	57,143
Income tax receivable	5,526	7,343
Deferred income taxes	32,993	48,818
Prepayments and other	16,998	15,386
Total current assets	427,265	444,168
Property, Plant and Equipment
Oil and gas properties, successful efforts method	6,110,988	5,166,368
Less accumulated depreciation, depletion and amortization	1,662,144	1,382,526
Oil and gas properties, net	4,448,844	3,783,842
Utility plant	1,395,454	1,358,266
Less accumulated depreciation	560,279	544,838
Utility plant, net	835,175	813,428
Other property, net	23,953	23,506
Total property, plant and equipment, net	5,307,972	4,620,776
Other Assets
Regulatory asset	94,869	95,633
Long-term derivative instruments	43,137	31,056
Deferred charges and other	46,586	45,783
Total other assets	184,592	172,472
TOTAL ASSETS	$5,919,829	$5,237,416

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
ENERGEN CORPORATION
(Unaudited)

(in thousands, except share and per share data)	September 30, 2012	December 31, 2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Long-term debt due within one year	$—	$1,000
Notes payable to banks	480,000	15,000
Accounts payable	264,930	302,048
Accrued taxes	55,416	32,359
Customers' deposits	23,563	23,950
Amounts due customers	21,828	21,065
Accrued wages and benefits	24,618	35,258
Regulatory liability	27,372	58,279
Royalty payable	38,313	22,592
Other	27,191	32,328
Total current liabilities	963,231	543,879
Long-term debt	1,153,591	1,153,700
Deferred Credits and Other Liabilities
Asset retirement obligation	115,191	107,340
Pension and other postretirement liabilities	82,993	62,532
Regulatory liability	77,692	87,234
Long-term derivative instruments	11,110	34,663
Deferred income taxes	885,839	806,127
Other	9,093	9,778
Total deferred credits and other liabilities	1,181,918	1,107,674
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, cumulative $0.01 par value, 5,000,000 shares authorized	—	—
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized, 75,062,599 shares issued at September 30, 2012, and 75,007,412 shares issued at December 31, 2011	751	750
Premium on capital stock	491,416	482,918
Capital surplus	2,802	2,802
Retained earnings	2,261,332	2,100,885
Accumulated other comprehensive income (loss), net of tax
Unrealized gain on hedges, net	35,897	9,273
Pension and postretirement plans	(43,542)	(38,584)
Interest rate swap	(2,398)	(941)
Deferred compensation plan	3,433	3,511
Treasury stock, at cost: 3,031,622 shares at September 30, 2012, and 3,036,549 shares at December 31, 2011	(128,602)	(128,451)
Total shareholders' equity	2,621,089	2,432,163
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,919,829	$5,237,416

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
ENERGEN CORPORATION
(Unaudited)

Nine months ended September 30, (in thousands)	2012	2011
Operating Activities
Net income	$190,739	$245,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	300,863	199,559
Asset impairment	21,545	—
Accretion expense	5,581	5,066
Deferred income taxes	80,724	120,656
Bad debt expense	370	3,197
Exploratory expense	11,420	10,773
Change in derivative fair value	(23,933)	(59,581)
Gain on sale of assets	(420)	(5,991)
Other, net	17,047	5,913
Net change in:
Accounts receivable	46,798	48,585
Inventories	62	(15,493)
Accounts payable	(12,791)	(26,877)
Amounts due customers, including gas supply pass-through	(52,466)	7,342
Income tax receivable	1,817	39,347
Pension and other postretirement benefit contributions	(5,056)	(5,025)
Other current assets and liabilities	20,819	21,286
Net cash provided by operating activities	603,119	593,949
Investing Activities
Additions to property, plant and equipment	(898,202)	(634,427)
Acquisitions, net of cash acquired	(104,200)	(106,578)
Proceeds from sale of assets	2,420	7,401
Other, net	(746)	(946)
Net cash used in investing activities	(1,000,728)	(734,550)
Financing Activities
Payment of dividends on common stock	(30,292)	(29,188)
Issuance of common stock	1,164	6,221
Issuance of long-term debt	—	399,952
Payment of long-term debt	(1,143)	(5,407)
Net change in short-term debt	465,000	(230,000)
Tax benefit on stock compensation	514	922
Other	(38)	(3,162)
Net cash provided by financing activities	435,205	139,338
Net change in cash and cash equivalents	37,596	(1,263)
Cash and cash equivalents at beginning of period	9,541	22,659
Cash and Cash Equivalents at End of Period	$47,137	$21,396

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CONDENSED STATEMENTS OF INCOME
ALABAMA GAS CORPORATION
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Operating Revenues	$61,809	$59,616	$327,183	$415,497
Operating Expenses
Cost of gas	20,924	21,748	94,179	185,916
Operations and maintenance	37,235	33,001	107,470	106,535
Depreciation and amortization	10,572	9,980	31,551	29,606
Income taxes
Current	(9,242)	(9,414)	13,567	3,456
Deferred	3,264	3,664	9,431	16,626
Taxes, other than income taxes	5,821	5,568	23,718	27,899
Total operating expenses	68,574	64,547	279,916	370,038
Operating Income (Loss)	(6,765)	(4,931)	47,267	45,459
Other Income (Expense)
Allowance for funds used during construction	187	260	452	652
Other income	787	326	1,925	941
Other expense	(84)	(913)	(254)	(720)
Total other income (expense)	890	(327)	2,123	873
Interest Charges
Interest on long-term debt	3,423	3,025	10,270	9,106
Other interest expense	741	810	1,915	1,882
Total interest charges	4,164	3,835	12,185	10,988
Net Income (Loss)	$(10,039)	$(9,093)	$37,205	$35,344

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED BALANCE SHEETS
ALABAMA GAS CORPORATION
(Unaudited)

(in thousands)	September 30, 2012	December 31, 2011
ASSETS
Property, Plant and Equipment
Utility plant	$1,395,454	$1,358,266
Less accumulated depreciation	560,279	544,838
Utility plant, net	835,175	813,428
Other property, net	42	43
Current Assets
Cash and cash equivalents	10,286	7,817
Accounts receivable
Gas	38,014	96,812
Other	5,092	6,858
Affiliated companies	—	2,841
Allowance for doubtful accounts	(5,800)	(12,100)
Inventories
Storage gas inventory	36,849	44,047
Materials and supplies	5,446	4,183
Liquified natural gas in storage	3,505	3,545
Regulatory asset	56,188	57,143
Income tax receivable	3,760	9,762
Deferred income taxes	19,718	21,986
Prepayments and other	6,336	4,422
Total current assets	179,394	247,316
Other Assets
Regulatory asset	94,869	95,633
Deferred charges and other	10,681	10,380
Total other assets	105,550	106,013
TOTAL ASSETS	$1,120,161	$1,166,800

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED BALANCE SHEETS
ALABAMA GAS CORPORATION
(Unaudited)

(in thousands, except share data)	September 30, 2012	December 31, 2011
LIABILITIES AND CAPITALIZATION
Capitalization
Preferred stock, cumulative $0.01 par value, 120,000 shares authorized	$—	$—
Common shareholder's equity
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,972,052 shares issued at September 30, 2012 and December 31, 2011	20	20
Premium on capital stock	31,682	31,682
Capital surplus	2,802	2,802
Retained earnings	319,257	310,234
Total common shareholder's equity	353,761	344,738
Long-term debt	250,103	250,246
Total capitalization	603,864	594,984
Current Liabilities
Notes payable to banks	25,000	15,000
Accounts payable	53,899	110,552
Affiliated companies	24,867	—
Accrued taxes	24,689	26,861
Customers' deposits	23,563	23,950
Amounts due customers	21,828	21,065
Accrued wages and benefits	7,533	12,971
Regulatory liability	27,372	58,279
Other	9,516	9,250
Total current liabilities	218,267	277,928
Deferred Credits and Other Liabilities
Deferred income taxes	188,509	181,492
Pension and other postretirement liabilities	31,069	21,383
Regulatory liability	77,692	87,234
Long-term derivative instruments	—	3,070
Other	760	709
Total deferred credits and other liabilities	298,030	293,888
Commitments and Contingencies
TOTAL LIABILITIES AND CAPITALIZATION	$1,120,161	$1,166,800

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
ALABAMA GAS CORPORATION
(Unaudited)

Nine months ended September 30, (in thousands)	2012	2011
Operating Activities
Net income	$37,205	$35,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,551	29,606
Deferred income taxes	9,431	16,626
Bad debt expense	364	3,184
Other, net	4,681	227
Net change in:
Accounts receivable	29,539	41,085
Inventories	5,975	(6,173)
Accounts payable	(17,222)	(22,155)
Amounts due customers, including gas supply pass-through	(52,466)	7,342
Income tax receivable	6,002	6,807
Pension and other postretirement benefit contributions	(2,044)	(2,108)
Other current assets and liabilities	(9,795)	(8,474)
Net cash provided by operating activities	43,221	101,311
Investing Activities
Additions to property, plant and equipment	(49,746)	(57,424)
Other, net	2,490	177
Net cash used in investing activities	(47,256)	(57,247)
Financing Activities
Dividends	(28,182)	(29,183)
Payment of long-term debt	(143)	(5,407)
Net increases in advances from affiliates	24,867	370
Net change in short-term debt	10,000	(20,000)
Other	(38)	—
Net cash provided by (used in) financing activities	6,504	(54,220)
Net change in cash and cash equivalents	2,469	(10,156)
Cash and cash equivalents at beginning of period	7,817	16,910
Cash and Cash Equivalents at End of Period	$10,286	$6,754

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
ENERGEN CORPORATION AND ALABAMA GAS CORPORATION

1. BASIS OF PRESENTATION

The unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2011, 2010 and 2009, included in the 2011 Annual Report of Energen Corporation (the Company) and Alabama Gas Corporation (Alagasco) on Form 10-K. Alagasco has a September 30 fiscal year for rate-setting purposes (rate year) and reports on a calendar year for the Securities and Exchange Commission and all other financial accounting reporting purposes. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required for complete financial statements. The Company's natural gas distribution business is seasonal in character and influenced by weather conditions. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year. All adjustments to the unaudited condensed financial statements that are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been recorded. Such adjustments consist of normal recurring items. Certain reclassifications were made to conform prior year's financial statements to the current-quarter presentation.

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

Alagasco's allowed range of return on average common equity is 13.15 percent to 13.65 percent throughout the term of the RSE order. Under RSE, the APSC conducts quarterly reviews to determine whether Alagasco's return on average common equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4 percent of prior-year revenues. During the three months and nine months ended September 30, 2012, Alagasco had a net $1.3 million pre-tax and a net $6.3 million pre-tax, respectively, reduction in revenues to bring the return on average common equity to midpoint within the allowed range of return. During the three months and nine months ended September 30, 2011, Alagasco had a net $1.2 million pre-tax and a net $6.7 million pre-tax, respectively, reduction in revenues to bring the return on average common equity to midpoint within the allowed range of return. Under the provisions of RSE, a $13.0 million annual increase and a $1.3 million annual decrease in revenues became effective December 1, 2011 and 2010, respectively.

RSE limits the utility’s equity upon which a return is permitted to 55 percent of total capitalization, subject to certain adjustments. Under the inflation-based Cost Control Measurement (CCM) established by the APSC, if the percentage change in operations and maintenance (O&M) expense on an aggregate basis falls within a range of 0.75 points above or below the percentage change in the Consumer Price Index For All Urban Consumers (Index Range), no adjustment is required. If the change in O&M expense on an aggregate basis exceeds the Index Range, three-quarters of the difference is returned to customers. To the extent the change is less than the Index Range, the utility benefits by one-half of the difference through future rate adjustments. The O&M expense base for measurement purposes will be set at the prior year’s actual O&M expense amount unless the Company exceeds the top of the Index Range in two successive years, in which case the base for the following year will be set at the top of the Index Range. Certain items that fluctuate based on situations demonstrated to be beyond Alagasco’s control may be excluded from the CCM calculation. Alagasco’s O&M expense fell within the Index Range for the rate years ended September 30, 2012 and 2011.

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

Energen Resources periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on oil, natural gas and natural gas liquids production. In prior years, Alagasco entered into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Hedge transactions are pursuant to standing authorizations by the Board of Directors, which do not authorize speculative positions. Such instruments may include over-the-counter (OTC) swaps and basis hedges typically with investment and commercial banks and energy-trading firms. The Company is at risk for economic loss based upon the creditworthiness of its counterparties. Energen Resources was in a net gain position with eleven of its active counterparties at September 30, 2012. The five largest counterparty net gain positions at September 30, 2012, Macquarie Bank Limited, J Aron & Company, BP Corporation North America Inc., Shell Energy North America (US), L.P. and Citibank, N.A. constituted approximately $16.8 million, $9.7 million, $9.6 million, $8.5 million and $7.7 million, respectively, of Energen Resources’ net gain on fair value of derivatives. Energen Resources was in a net loss position with three of its active counterparties at September 30, 2012. The largest counterparty net loss position at September 30, 2012, Morgan Stanley Capital Group, Inc constituted approximately $24.3 million of Energen Resources’ net loss on fair value of derivatives.

The current policy of the Company is to not enter into agreements that require the posting of collateral. The Company has a few older agreements, none of which have active positions as of September 30, 2012, which include collateral posting requirements based on the amount of exposure and counterparty credit ratings. The majority of the Company’s counterparty agreements include provisions for net settlement of transactions payable on the same date and in the same currency. Most of the agreements include various contractual set-off rights, which may be exercised by the non-defaulting party in the event of an early termination due to a default.

The Company periodically enters into derivative transactions that do not qualify for cash flow hedge accounting but are considered by management to represent valid economic hedges and are accounted for as mark-to-market transactions. These economic hedges may include, but are not limited to, hedges on estimated future production not yet flowing, basis hedges without a corresponding New York Mercantile Exchange (NYMEX) hedge, and hedges on non-operated or other properties for which all of the necessary information to qualify for cash flow hedge accounting is either not readily available or subject to change. Derivatives that do not qualify for hedge treatment or are not designated as cash flow hedges are recorded at fair value with gains or losses recognized in operating revenues in the period of change.

The following tables detail the fair values of commodity contracts by business segment on the balance sheets:

(in thousands)	September 30, 2012
	Oil and Gas Operations		Natural Gas Distribution	Total
Derivative assets or (liabilities) designated as hedging instruments
Accounts receivable	$76,354		$—	$76,354
Long-term asset derivative instruments	51,181		—	51,181
Total derivative assets	127,535		—	127,535
Accounts receivable	(33,476)	*	—	(33,476)
Long-term asset derivative instruments	(17,575)	*	—	(17,575)
Accounts payable	(12,471)		—	(12,471)
Long-term liability derivative instruments	(7,739)		—	(7,739)
Total derivative liabilities	(71,261)		—	(71,261)
Total derivatives designated	56,274		—	56,274
Derivative assets or (liabilities) not designated as hedging instruments
Accounts receivable	(6,603)	*	—	(6,603)
Long-term asset derivative instruments	9,531		—	9,531
Total derivative assets	2,928		—	2,928
Accounts payable	(4,476)		(14,990)	(19,466)
Long-term liability derivative instruments	(1,316)		—	(1,316)
Total derivative liabilities	(5,792)		(14,990)	(20,782)
Total derivatives not designated	(2,864)		(14,990)	(17,854)
Total derivatives	$53,410		$(14,990)	$38,420

(in thousands)	December 31, 2011
	Oil and Gas Operations		Natural Gas Distribution	Total
Derivative assets or (liabilities) designated as hedging instruments
Accounts receivable	$73,636		$—	$73,636
Long-term asset derivative instruments	75,982		—	75,982
Total derivative assets	149,618		—	149,618
Accounts receivable	(48,174)	*	—	(48,174)
Long-term asset derivative instruments	(36,341)	*	—	(36,341)
Accounts payable	(37,070)		—	(37,070)
Long-term liability derivative instruments	(20,386)		—	(20,386)
Total derivative liabilities	(141,971)		—	(141,971)
Total derivatives designated	7,647		—	7,647
Derivative assets or (liabilities) not designated as hedging instruments
Accounts receivable	(3,670)	*	—	(3,670)
Long-term asset derivative instruments	(8,585)	*	—	(8,585)
Total derivative assets	(12,255)		—	(12,255)
Accounts payable	(13,416)		(56,804)	(70,220)
Long-term liability derivative instruments	(10,922)		(3,070)	(13,992)
Total derivative liabilities	(24,338)		(59,874)	(84,212)
Total derivatives not designated	(36,593)		(59,874)	(96,467)
Total derivatives	$(28,946)		$(59,874)	$(88,820)

* Amounts classified in accordance with accounting guidance which permits offsetting fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

The Company had a net $22.0 million and a net $5.7 million deferred tax liability included in current and noncurrent deferred income taxes on the consolidated condensed balance sheets related to derivative items included in OCI as of September 30, 2012, and December 31, 2011, respectively.

Alagasco recognizes all derivatives at fair value as either assets or liabilities on the balance sheet. Any gains or losses are passed through to customers using the mechanisms of the GSA in compliance with Alagasco’s APSC-approved tariff and are recognized as a regulatory asset or regulatory liability.

The following table details the effect of derivative commodity instruments in cash flow hedging relationships on the financial statements:

(in thousands)	Location on Income Statement	Three months ended September 30, 2012	Three months ended September 30, 2011
Gain (loss) recognized in OCI on derivative (effective portion), net of tax of ($30.6) million and $105.7 million	—	$(49,962)	$172,430
Gain reclassified from accumulated OCI into income (effective portion)	Operating revenues	$15,998	$11,207
Gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Operating revenues	$(3,042)	$5,631

(in thousands)	Location on Income Statement	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Gain recognized in OCI on derivative (effective portion), net of tax of $30.6 million and $76.6 million	—	$49,961	$125,005
Gain reclassified from accumulated OCI into income (effective portion)	Operating revenues	$39,012	$13,028
Gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Operating revenues	$(1,372)	$3,240

The following table details the effect of derivative commodity instruments not designated as hedging instruments on the income statements:

(in thousands)	Location on Income Statement	Three months ended September 30, 2012	Three months ended September 30, 2011
Gain (loss) recognized in income on derivative	Operating revenues	$(45,618)	$53,227

(in thousands)	Location on Income Statement	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Gain recognized in income on derivative	Operating revenues	$33,825	$53,225

As of September 30, 2012, $20.2 million, net of tax, of deferred net gains on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified and reported in earnings as operating revenues during the next twelve-month period. The actual amount that will be reclassified to earnings over the next year could vary materially from this amount due to changes in market conditions. As of September 30, 2012, the Company had 2.0 billion, 5.6 billion and 9.7 billion cubic feet (Bcf) of natural gas hedges which expire during 2012, 2013 and 2014, respectively, that did not meet the definition of a cash flow hedge but are considered by the Company to be economic hedges. The Company had 1.2 million, 8.7 million and 5.4 million barrels (MMBbl) of oil and oil basis hedges which expire during 2012, 2013 and 2014, respectively, that did not meet the definition of a cash flow hedge but are considered by the Company to be economic hedges. The Company had 3.8 million and 1.6 million gallons (MMgal) of natural gas liquid hedges which expire during 2012 and 2013, respectively, that did not meet the definition of a cash flow hedge but are considered by the Company to be economic hedges. During 2011, the Company had a discontinuance of hedge accounting when Energen Resources determined it was probable certain forecasted volumes would not occur, which resulted in $46,000 after-tax gain being recognized into operating revenues during the nine months ended September 30, 2012.

Energen Resources entered into the following transactions for the remainder of 2012 and subsequent years:

Production Period	Total Hedged Volumes		Average Contract Price	Description
Natural Gas
2012	3.6	Bcf	$4.49 Mcf	NYMEX Swaps
	8.9	Bcf	$4.14 Mcf	Basin Specific Swaps - San Juan
	2.0	Bcf	$2.89 Mcf	Basin Specific Swaps - Permian
2013	12.7	Bcf	$4.82 Mcf	NYMEX Swaps
	32.8	Bcf	$4.56 Mcf	Basin Specific Swaps - San Juan
	4.6	Bcf	$3.45 Mcf	Basin Specific Swaps - Permian
2014	10.6	Bcf	$4.55 Mcf	NYMEX Swaps
	25.7	Bcf	$4.72 Mcf	Basin Specific Swaps - San Juan
	9.7	Bcf	$3.81 Mcf	Basin Specific Swaps - Permian
Gas Basis Differential
2012	0.1	Bcf	$(0.23) Mcf	San Juan Basis Swaps
Oil
2012	1,850	MBbl	$88.51 Bbl	NYMEX Swaps
2013	8,858	MBbl	$90.95 Bbl	NYMEX Swaps
2014	9,796	MBbl	$92.64 Bbl	NYMEX Swaps
Oil Basis Differential
2012	752	MBbl	$(2.95) Bbl	WTS/WTI Basis Swaps*
2013	3,592	MBbl	$(3.03) Bbl	WTS/WTI Basis Swaps*
	1,740	MBbl	$(1.13) Bbl	WTI/WTI Basis Swaps**
Natural Gas Liquids
2012	15.3	MMGal	$0.99 Gal	Liquids Swaps
2013	44.5	MMGal	$1.02 Gal	Liquids Swaps
*WTS - West Texas Sour/Midland, WTI - West Texas Intermediate/Cushing
**WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing

Alagasco entered into the following natural gas transactions for the remainder of 2012 and subsequent years:

Production Period	Total Hedged Volumes		Description
2012	4.6	Bcf	NYMEX Swaps
2013	1.5	Bcf	NYMEX Swaps

As of September 30, 2012, the maximum term over which Energen Resources and Alagasco have hedged exposures to the variability of cash flows is through December 31, 2014, and March 31, 2013, respectively. Alagasco has not entered into any new cash flow derivative transactions on its gas supply since the summer of 2010.

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

The following sets forth derivative assets and liabilities that were measured at fair value on a recurring basis:

	September 30, 2012
(in thousands)	Level 2*	Level 3*	Total
Current assets	$(1,048)	$37,323	$36,275
Noncurrent assets	18,133	25,004	43,137
Current liabilities	(30,588)	(1,349)	(31,937)
Noncurrent liabilities	(5,358)	(3,697)	(9,055)
Net derivative asset (liability)	$(18,861)	$57,281	$38,420

	December 31, 2011
(in thousands)	Level 2*	Level 3*	Total
Current assets	$(14,843)	$36,635	$21,792
Noncurrent assets	(8,382)	39,438	31,056
Current liabilities	(98,468)	(8,822)	(107,290)
Noncurrent liabilities	(32,928)	(1,450)	(34,378)
Net derivative asset (liability)	$(154,621)	$65,801	$(88,820)

* Amounts classified in accordance with accounting guidance which permits offsetting fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

As of September 30, 2012, Alagasco had $15.0 million of derivative instruments which are classified as Level 2 fair values and are included in the above table as current liabilities. As of December 31, 2011, Alagasco had $56.8 million and $3.1 million of derivative instruments which are classified as Level 2 fair values and are included in the above table as current and noncurrent liabilities, respectively. Alagasco had no derivative instruments classified as Level 3 fair values as of September 30, 2012, and December 31, 2011.

The Company has prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its derivative instruments. The Company estimates that a 10 percent increase or decrease in commodity prices would result in an approximate $35 million change in the fair value of open Level 3 derivative contracts. The resulting impact upon the results of operations would be an approximate $5.9 million associated with open Level 3 mark-to-market derivative contracts. Cash flow requirements to meet the obligation would not be significantly impacted as gains and losses on the derivative contracts would be similarly offset by sales at the spot market price.

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 derivative commodity instruments as follows:

	Three months ended	Three months ended
(in thousands)	September 30, 2012	September 30, 2011
Balance at beginning of period	$103,456	$13,446
Realized gains	18,737	9,370
Unrealized gains (losses) relating to instruments held at the reporting date*	(46,983)	23,953
Settlements during period	(17,929)	(10,565)
Balance at end of period	$57,281	$36,204

	Nine months ended	Nine months ended
(in thousands)	September 30, 2012	September 30, 2011
Balance at beginning of period	$65,801	$42,755
Realized gains	51,858	37,031
Unrealized losses relating to instruments held at the reporting date*	(9,328)	(5,356)
Settlements during period	(51,050)	(38,226)
Balance at end of period	$57,281	$36,204
*Includes $7.9 million and $4.5 million in mark-to-market losses for the three months and nine months ended September 30, 2012. Includes $0.1 million in mark-to-market gains for both the three months and nine months ended September 30, 2011.

The tables below set forth quantitative information about the Company’s Level 3 fair value measurements of derivative commodity instruments as follows:

(in thousands)	Fair Value as of September 30, 2012	Valuation Technique*	Unobservable Input*	Range
Natural Gas Basis - San Juan
2012	$8,807	Discounted Cash Flow	Forward Basis	($0.10 - $0.12) Mcf
2013	$27,968	Discounted Cash Flow	Forward Basis	($0.14 - $0.15) Mcf
2014	$17,273	Discounted Cash Flow	Forward Basis	($0.14 - $0.16) Mcf
Natural Gas Basis - Permian
2012	$(634)	Discounted Cash Flow	Forward Basis	($0.08) Mcf
2013	$(1,221)	Discounted Cash Flow	Forward Basis	($0.13) Mcf
2014	$(2,132)	Discounted Cash Flow	Forward Basis	($0.13 - $0.15) Mcf
Oil Basis - WTS/WTI
2012	$14	Discounted Cash Flow	Forward Basis	($2.74 - $2.81) Bbl
2013	$(5,085)	Discounted Cash Flow	Forward Basis	($1.59) Bbl
Oil Basis - WTI/WTI
2013	$(379)	Discounted Cash Flow	Forward Basis	($0.75 - $1.15) Bbl
Natural Gas Liquids
2012	$3,594	Discounted Cash Flow	Forward Price	$0.75 - $0.89 Gal
2013	$9,076	Discounted Cash Flow	Forward Price	$0.77 - $0.85 Gal
*Discounted cash flow represents an income approach in calculating fair value including the referenced unobservable input and a discount reflecting credit quality of the counterparty.

4. RECONCILIATION OF EARNINGS PER SHARE (EPS)

	Three months ended			Three months ended
(in thousands, except per share amounts)	September 30, 2012			September 30, 2011
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS	$2,046	72,130	$0.03	$87,599	72,068	$1.22
Effect of dilutive securities
Stock options		183			298
Non-vested restricted stock		3			9
Diluted EPS	$2,046	72,316	$0.03	$87,599	72,375	$1.21

	Nine months ended			Nine months ended
(in thousands, except per share amounts)	September 30, 2012			September 30, 2011
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS	$190,739	72,121	$2.64	$245,192	72,045	$3.40
Effect of dilutive securities
Stock options		177			355
Non-vested restricted stock		3			9
Diluted EPS	$190,739	72,301	$2.64	$245,192	72,409	$3.39

For the three months and nine months ended September 30, 2012, the Company had 849,583 options that were excluded from the computation of diluted EPS, as their effect was non-dilutive. For the three months and nine months ended September 30, 2011, the Company had 293,978 options that were excluded from the computation of diluted EPS. For the three months and nine months ended September 30, 2012 and 2011, the Company had no options or shares of non-vested restricted stock that were excluded from the computation of diluted EPS.

5. SEGMENT INFORMATION

The Company principally is engaged in two business segments: the development, acquisition, exploration and production of oil and gas in the continental United States (oil and gas operations) and the purchase, distribution and sale of natural gas in central and north Alabama (natural gas distribution).

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Operating revenues
Oil and gas operations	$233,515	$318,952	$856,940	$779,834
Natural gas distribution	61,809	59,616	327,183	415,497
Total	$295,324	$378,568	$1,184,123	$1,195,331
Operating income (loss)
Oil and gas operations	$32,407	$161,331	$274,818	$351,808
Natural gas distribution	(12,743)	(10,681)	70,265	65,541
Eliminations and corporate expenses	(206)	(238)	(857)	(721)
Total	$19,458	$150,412	$344,226	$416,628
Other income (expense)
Oil and gas operations	$(12,633)	$(9,363)	$(35,195)	$(20,632)
Natural gas distribution	(3,274)	(4,162)	(10,062)	(10,115)
Eliminations and other	148	94	234	182
Total	$(15,759)	$(13,431)	$(45,023)	$(30,565)
Income before income taxes	$3,699	$136,981	$299,203	$386,063

(in thousands)	September 30, 2012	December 31, 2011
Identifiable assets
Oil and gas operations	$4,734,269	$4,046,242
Natural gas distribution	1,120,161	1,163,959
Eliminations and other	65,399	27,215
Total	$5,919,829	$5,237,416

6. STOCK COMPENSATION

Stock Incentive Plan
The Stock Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, performance shares or a combination thereof to officers and key employees. Options granted under the Stock Incentive Plan provide for the purchase of Company common stock at not less than the fair market value on the date the option is granted. The sale or transfer of the shares is limited during certain periods. All outstanding options vest within three years from date of grant and expire 10 years from the grant date. The Company granted 371,040 non-qualified option shares during the first quarter of 2012 with a grant-date fair value of $18.79.

Petrotech Incentive Plan
The Energen Resources’ Petrotech Incentive Plan provides for the grant of stock equivalent units. These awards are liability awards which settle in cash and are re-measured each reporting period until settlement. During the nine months ended September 30, 2012, Energen Resources awarded 102,349, 3,768 and 40,822 Petrotech units with a three-year, two-year and 18 month vesting period, respectively. These awards have a fair value of $51.17, $51.72 and $51.99 per unit, respectively, as of September 30, 2012.

Stock Repurchase Program
During the three months and nine months ended September 30, 2012, the Company had noncash purchases of approximately $111,000 and $229,000, respectively, of Company common stock in conjunction with tax withholdings on its non-qualified deferred compensation plan and other stock compensation. The Company utilized internally generated cash flows in payment of the related tax withholdings.

7. EMPLOYEE BENEFIT PLANS

The components of net pension expense for the Company’s two defined benefit non-contributory pension plans and certain nonqualified supplemental pension plans were:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$2,632	$2,293	$7,895	$6,879
Interest cost	2,700	2,740	8,101	8,220
Expected long-term return on assets	(3,563)	(3,868)	(10,689)	(11,603)
Actuarial loss	2,099	1,609	6,297	4,826
Prior service cost amortization	129	124	388	372
Net periodic expense	$3,997	$2,898	$11,992	$8,694

During the third quarter of 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21) was signed into law. This law included pension funding stabilization measures designed to stabilize the discount rate used to determine funding requirements. The impact of MAP-21 on Energen's pension plans was to reduce the required contributions during 2012 from approximately $12.8 million to $2.1 million to the qualified pension plans. These contribution requirements were satisfied during the third quarter of 2012 by applying the plans' funding balances, as established under Internal Revenue Code Section 430(f). It is not anticipated that the funded status of the qualified pension plans will fall below statutory thresholds requiring accelerated funding or constraints on benefit levels or plan administration. No additional discretionary contributions are currently expected to be made to the pension plans by the Company during 2012. For the three months and nine months ending September 30, 2012, the Company made benefit payments aggregating $36,000 and $2.3 million, respectively, to retirees from the nonqualified supplemental retirement plans and expects to make additional benefit payments of approximately $36,000 through the remainder of 2012.

The components of net periodic postretirement benefit expense for the Company’s postretirement benefit plans were:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$463	$442	$1,390	$1,327
Interest cost	1,062	1,111	3,186	3,332
Expected long-term return on assets	(1,109)	(1,104)	(3,328)	(3,314)
Actuarial loss	9	—	27	—
Transition amortization	479	479	1,438	1,438
Net periodic expense	$904	$928	$2,713	$2,783

For the three months and nine months ended September 30, 2012, the Company made contributions aggregating $0.9 million and $2.7 million, respectively, to the postretirement benefit plans. The Company expects to make additional discretionary contributions of approximately $0.9 million to the postretirement benefit plans through the remainder of 2012.

8. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Under various agreements for third party gathering, treatment, transportation or other services, Energen Resources is committed to deliver minimum production volumes or to pay certain costs in the event the minimum quantities are not delivered. These delivery commitments are approximately 33.4 million barrels of oil equivalent (MMBOE) through November 2021.

Energen Resources entered into three agreements which commenced at various dates from November 15, 2011 to January 15, 2012 and expire at various dates through January 2015 to secure drilling rigs necessary to execute a portion of its drilling plans. In the unlikely event that Energen Resources discontinues use of these drilling rigs, Energen Resources' total resulting exposure could be as much as $24 million depending on the contractor's ability to remarket the drilling rig.

Certain of Alagasco's long-term contracts associated with the delivery and storage of natural gas include fixed charges of approximately $74 million through September 2024. During the nine months ending September 30, 2012 and 2011, Alagasco recognized approximately $36.8 million of long-term commitments through expense and its regulatory accounts in the accompanying financial statements. Alagasco also is committed to purchase minimum quantities of gas at market-related prices or to pay certain costs in the event the minimum quantities are not taken. These purchase commitments are approximately 177 Bcf through August 2020.

Alagasco purchases gas as an agent for certain of its large commercial and industrial customers. Alagasco has, in certain instances, provided commodity-related guarantees to the counterparties in order to facilitate these agency purchases. Liabilities existing for gas delivered to customers subject to these guarantees are included in the balance sheets. In the event the customer for whom the guarantee was entered fails to take delivery of the gas, Alagasco can sell such gas for the customer, with the customer liable for any resulting loss. Although the substantial majority of purchases under these guarantees are for the customers' current monthly consumption and are at current market prices, in some instances, the purchases are for an extended term at a fixed price. At September 30, 2012, the fixed price purchases under these guarantees had a maximum term outstanding through March 2013 and an aggregate purchase price of $0.8 million with a market value of $0.8 million.

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

Various pending or threatened legal proceedings are in progress currently, and the Company has accrued a provision for estimated liability. This provision was increased by $1.4 million during the nine months ended September 30, 2012.

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

In June 2009, Alagasco received a General Notice Letter from the EPA identifying Alagasco as a responsible party for a former manufactured gas plant (MGP) site located in Huntsville, Alabama, and inviting Alagasco to enter an Administrative Settlement Agreement and Order on Consent to perform a removal action at that site. The Huntsville MGP, along with the Huntsville gas distribution system, was sold by Alagasco to the City of Huntsville in 1949. While Alagasco no longer owns the Huntsville site, the Company and the current site owner entered into a Consent Order, and developed and completed during 2011 an action plan for the site. Alagasco has incurred costs associated with the site of approximately $5.0 million. As of September 30, 2012, the expected remaining costs are not expected to be material to the Company. Alagasco has recorded a corresponding amount to its Enhanced Stability Reserve regulatory asset account of which a debit balance of $4.8 million was cleared as of September 30, 2011 and allocated, subject to APSC review guidelines, against the refundable negative salvage costs being refunded to customers.

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

As a result of the audit, Energen Resources has been ordered by the ONRR to pay additional royalties on the specified U.S. federal leases in the amount of $142,000 and restructure its accounting for all federal leases in two counties in New Mexico from March 1, 2004, forward. The Company preliminarily estimates that application of the Order to all of the Company's New Mexico federal leases would result in ONRR claims for up to approximately $23 million of additional royalties plus interest and penalties for the period from March 1, 2004, forward. The preliminary findings and subsequent Order (issued April 25, 2011) are contrary to deductions allowed under previous audits, retroactive in application and inconsistent with the Company’s understanding of industry practice. The Company is vigorously contesting the Order and has requested additional information from the ONRR and the Department to assist the Company in evaluating the ONRR Order and the Department's findings. Management is unable, at this time, to determine a range of reasonably possible losses as a result of this Order, and no amount has been accrued as of September 30, 2012.

Capital Lease Obligations: During the first quarter of 2012, the Company entered into certain capital leases related to certain equipment. The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2012:

(in thousands)
2012	$436
2013	1,743
2014	1,743
2015	145
Total minimum lease payments	4,067
Less amount representing interest	93
Total present value of minimum lease payments	$3,974

9. FINANCIAL INSTRUMENTS

The stated value of cash and cash equivalents, short-term investments, trade receivables (net of allowance), and short-term debt approximates fair value due to the short maturity of the instruments. The fair value of Energen's long-term debt, including the current portion, approximates $1,256.2 million and has a carrying value of $1,154.1 million at September 30, 2012. The fair value of Alagasco's fixed-rate long-term debt, including the current portion, approximates $284.9 million and has a carrying value of $250.1 million at September 30, 2012. The fair values were based on market prices of similar debt issues having the same remaining maturities, redemption terms and credit rating. Short-term debt is classified as Level 1 fair value and long-term debt is classified as Level 2 fair value.

In December 2011, the Company entered into interest rate swap agreements for $200 million of the Senior Term Loans. The swap agreements exchange a variable interest rate for a fixed interest rate of 2.4175 percent on $200 million of the principal amount outstanding. The fair value of the Company's interest rate swap was a $3.7 million liability at September 30, 2012 and is classified as Level 1 fair value.

Finance Receivables: Alagasco finances third-party contractor sales of merchandise including gas furnaces and appliances. At September 30, 2012 and December 31, 2011, Alagasco’s finance receivable totaled $10.7 million and $10.5 million, respectively. These finance receivables currently have an average balance of approximately $3,000 and with terms of up to 60 months. Financing is available only to qualified customers who meet credit worthiness thresholds for customer payment history and external agency credit reports. Alagasco relies upon ongoing payments as the primary indicator of credit quality during the term of each contract. The allowance for credit losses is recognized using an estimate of write-off percentages based on historical experience applied to an aging of the finance receivable balance. Delinquent accounts are evaluated on a case-by-case basis and, absent evidence of debt repayment after 90 days, are due in full and assigned to a third-party collection agency. The remaining finance receivable is written off approximately 12 months after being assigned to the third-party collection agency. Alagasco had finance receivables past due 90 days or more of $467,000 as of September 30, 2012.

The following table sets forth a summary of changes in the allowance for credit losses as follows:

(in thousands)
Allowance for credit losses as of December 31, 2011	$421
Provision	21
Allowance for credit losses as of September 30, 2012	$442

10. REGULATORY ASSETS AND LIABILITIES

The following table details regulatory assets and liabilities on the balance sheets:

(in thousands)	September 30, 2012		December 31, 2011
	Current	Noncurrent	Current	Noncurrent
Regulatory assets:
Pension and postretirement assets	$170	$79,984	$170	$77,587
Accretion and depreciation for asset retirement obligation	—	14,885	—	13,981
Risk management activities	14,990	—	56,804	3,070
Asset removal costs, net	—	—	—	994
Gas supply adjustment	40,998	—	—	—
Other	30	—	169	1
Total regulatory assets	$56,188	$94,869	$57,143	$95,633
Regulatory liabilities:
RSE adjustment	$3,187	$—	$2,931	$—
Unbilled service margin	5,799	—	22,419	—
Gas supply adjustment	—	—	12,626	—
Refundable negative salvage	18,353	55,389	20,269	65,646
Asset retirement obligation	—	21,525	—	20,785
Other	33	778	34	803
Total regulatory liabilities	$27,372	$77,692	$58,279	$87,234

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

During the nine months ended September 30, 2012, Energen Resources recognized amounts representing expected future costs associated with site reclamation, facilities dismantlement, and plug and abandonment of wells as follows:

(in thousands)
Balance of ARO as of December 31, 2011	$107,340
Liabilities incurred	2,946
Liabilities settled	(676)
Accretion expense	5,581
Balance of ARO as of September 30, 2012	$115,191

The Company recognizes conditional obligations if such obligations can be reasonably estimated and a legal requirement to perform an asset retirement activity exists. Alagasco recorded a conditional asset retirement obligation, on a discounted basis of $21.5 million and $20.8 million, to purge and cap its gas pipelines upon abandonment as a regulatory liability as of September 30, 2012 and December 31, 2011, respectively. The costs associated with asset retirement obligations are currently either being recovered in rates or are probable of recovery in future rates.

Alagasco accrues removal costs on certain gas distribution assets over the useful lives of its property, plant and equipment through depreciation expense in accordance with rates approved by the APSC. Regulatory assets for accumulated asset removal costs of $1 million as of December 31, 2011 are included as regulatory assets in noncurrent assets on the balance sheets. As of September 30, 2012 and December 31, 2011, the Company recognized $18.4 million and $20.3 million, respectively, of refundable negative salvage as regulatory liabilities in current liabilities on the balance sheet in response to the June 28, 2010, APSC order. As of September 30, 2012 and December 31, 2011, the Company recognized $55.4 million and $65.6 million, respectively, of refundable negative salvage as regulatory liabilities in deferred credit and other liabilities on the balance sheet in response to the June 28, 2010, APSC order.

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

Included in the Company’s consolidated results of operations for the nine months ended September 30, 2012, were $8.8 million of operating revenues and $3.2 million in operating income resulting from the operation of the properties acquired above.

On December 27, 2011, Energen completed the purchase of certain properties in the Permian Basin for a cash purchase price of $60 million (subject to closing adjustments). This purchase had an effective date of July 1, 2011. Energen acquired total proved reserves of approximately 3.4 MMBOE. Of the proved reserves acquired, an estimated 77 percent are undeveloped. Approximately 61 percent of the proved reserves are oil, 24 percent are natural gas liquids and natural gas comprises the remaining 15 percent. Energen Resources used its credit facilities and internally generated cash flows to finance the acquisition. Pro forma financial information for this acquisition is not presented because it would not be materially different from the information presented in the consolidated statements of income.

The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed recognized as of December 27, 2011. The purchase price allocation is preliminary and subject to adjustment as the final closing statement is not complete.

(in thousands)
Consideration given
Cash (net)	$59,997
Recognized amounts of identifiable assets acquired and liabilities assumed
Proved properties	$36,048
Unproved leasehold properties	23,686
Accounts receivable	680
Accounts payable	(244)
Asset retirement obligation	(173)
Total identifiable net assets	$59,997

The impact to operating revenues and operating income from this acquisition was not material for the year ended December 31, 2011.

On November 16, 2011, Energen completed the purchase of certain liquids-rich properties in the Permian Basin for a cash purchase price of $162 million. This purchase had an effective date of August 1, 2011. Energen acquired total proved reserves of approximately 13.6 million MMBOE. Of the proved reserves acquired, an estimated 76 percent are undeveloped. Approximately 59 percent of the proved reserves are oil, 25 percent are natural gas liquids and natural gas comprises the remaining 16 percent. Energen Resources used its credit facilities and internally generated cash flows to finance the acquisition. Pro forma financial information for this acquisition is not presented because it would not be materially different from the information presented in the consolidated statements of income.

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

13. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2011, the FASB issued Accounting Standard Update (ASU) No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendment is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact of the ASU but does not expect this update to have a material impact on its results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This update requires entities to present the components of net income and other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which indefinitely deferred the requirements to include reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. The amendments in these updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of these updates has not had a material impact on the consolidated condensed financial statements or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Energen's net income totaled $2.0 million ($0.03 per diluted share) for the three months ended September 30, 2012 compared with net income of $87.6 million ($1.21 per diluted share) for the same period in the prior year. Energen Resources Corporation, Energen's oil and gas subsidiary, had net income for the three months ended September 30, 2012, of $12.4 million as compared with $96.8 million in the same quarter in the previous year. This decrease in net income was primarily the result of a net after-tax $63 million non-cash mark-to-market loss on derivatives (resulting from an after-tax $29.7 million non-cash mark-to-market loss on derivatives for the third quarter of 2012 and an after-tax $33.1 million non-cash mark-to-market gain on derivatives for the third quarter of 2011), lower commodity prices (approximately $38 million after-tax), higher depreciation, depletion and amortization (DD&A) expense (approximately $20 million after-tax), increased lease operating expense excluding production taxes (approximately $6 million after-tax) and increased interest expense (approximately $3 million after-tax). Positively affecting net income was the impact of significantly higher production volumes (approximately $47 million after-tax). Energen's natural gas utility, Alagasco, reported a net loss of $10.0 million in the third quarter of 2012 compared to a net loss of $9.1 million in the same period last year.

For the 2012 year-to-date, Energen's net income totaled $190.7 million ($2.64 per diluted share) compared to net income of $245.2 million ($3.39 per diluted share) for the same period in the prior year. Energen Resources generated net income for the nine months ended September 30, 2012, of $153.6 million as compared with $209.6 million in the previous period. Lower natural gas and natural gas liquids commodity prices (approximately $71 million after-tax), higher DD&A expense (approximately $65 million after-tax), a noncash impairment on certain natural gas properties in East Texas of approximately $13.4 million after-tax, increased lease operating expense excluding production taxes (approximately $17 million after-tax), a net after-tax $11 million non-cash mark-to-market loss on derivatives (resulting from an after-tax $22 million non-cash mark-to-market gain on derivatives during 2012 and an after-tax $33.1 million non-cash market-to-market gain on derivatives during 2011) and increased interest expense (approximately $11 million after-tax) were partially offset by increased production volumes (approximately $133 million) and higher oil commodity prices (approximately $4 million after-tax). Alagasco’s net income of $37.2 million in the current year-to-date compared to net income of $35.3 million in the same period in the previous year. This increase primarily reflects the utility’s ability to earn on a higher level of equity in support of Alagasco's investment in its distribution system and support facilities devoted to public service.

Oil and Gas Operations
Revenues from oil and gas operations declined 26.8 percent to $233.5 million for the three months ended September 30, 2012 largely as a result of the non-cash mark-to-market losses on derivatives and decreased realized commodity prices partially offset by higher production volumes. Revenues from oil and gas operations rose 9.9 percent to $856.9 million for the nine months ended September 30, 2012 primarily as a result of higher production volumes and increased realized oil commodity prices partially offset by the non-cash mark-to-market losses on derivatives and decreased realized natural gas and natural gas liquids commodity prices. During the current quarter, revenue per unit of production for natural gas decreased 30 percent to $3.80 per thousand cubic feet (Mcf), while oil revenue per unit of production decreased 2.2 percent to $82.74 per barrel. Natural gas liquids revenue per unit of production fell 22 percent to an average price of $0.78 per gallon. In the year-to-date, revenue per unit of production for natural gas decreased 31.5 percent to $3.76 per Mcf, oil revenue per unit of production increased 5.4 percent to $84.48 per barrel and natural gas liquids revenue per unit of production fell 15.8 percent to an average price of $0.80 per gallon. Revenues per unit of production for the current quarter and year-to-date reflect realized prices and derivative gains and losses including effects of designated cash flow hedges.

Production for the current quarter and year-to-date increased largely due to higher volumes related to increased field development in certain Permian Basin liquids-rich properties and increased volumes related to the 2011 acquisition of certain Permian Basin properties partially offset by normal production declines. Natural gas production in the third quarter rose 6.1 percent to 18.9 billion cubic feet (Bcf), oil volumes increased 33.4 percent to 2,279 thousand barrels (MBbl) and natural gas liquids production rose 3.7 percent to 25.2 million gallons (MMgal). For the year-to-date, natural gas production increased 8.2 percent to 57.3 Bcf, while oil volumes rose 40.5 percent to 6,427 MBbl. Natural gas liquids production increased 18.6 percent to 79 MMgal. Natural gas comprised approximately 53 percent of Energen Resources' production for the current quarter and year-to-date.

Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. The Company includes gains and losses on the disposition of these assets in operating revenues. Energen Resources recorded a pre-tax gain of $0.1 million in the third quarter of 2012 and a pre-tax gain of $0.2 million year-to-date from the sale of various properties. Energen Resources recorded a pre-tax gain of $5.8 million in both the third quarter of 2011 and year-to-date primarily from the sale of certain properties in the Permian Basin.

Operations and maintenance (O&M) expense increased $12.6 million for the quarter and $32 million for the year-to-date. Lease operating expense (excluding production taxes) generally reflects year over year increases in the number of active wells resulting from Energen Resources' ongoing development, exploratory and acquisition activities. Lease operating expense (excluding production taxes) increased $9.2 million for the quarter largely due to increased water disposal costs (approximately $2.6 million), the acquisitions of Permian Basin liquids-rich properties (approximately $1.8 million), additional ad valorem taxes (approximately $1.1 million), increased chemical and treatment costs (approximately $0.9 million) and increased nonoperated expense (approximately $0.7 million). In the year-to-date, lease operating expense (excluding production taxes) increased $26.9 million primarily due to additional water disposal costs (approximately $7.4 million), Permian Basin acquisitions (approximately $3.5 million), increased workover and repair expense (approximately $3.1 million), increased ad valorem taxes (approximately $2.9 million), higher marketing and transportation costs (approximately $2.6 million), higher labor costs (approximately $1.9 million), increased chemical and treatment costs (approximately $1.8 million), increased nonoperated expense (approximately $1.8 million) and higher equipment rental (approximately $1.1 million) partially offset by lower other O&M expense (approximately $1.6 million). On a per unit basis, the average lease operating expense (excluding production taxes) for the current quarter was $10.58 per barrel of oil equivalent (BOE) as compared to $10.39 per BOE in the same period a year ago. For the nine months ended September 30, 2012, the average lease operating expense (excluding production taxes) was $10.03 per BOE as compared to $10.16 per BOE in the previous period. Administrative expense increased $3.6 million for the three months ended September 30, 2012 largely due to increased costs from the Company’s benefit and performance-based compensation plans (approximately $4 million) and higher labor costs (approximately $1.8 million) partially offset by decreased legal expenses (approximately $1.9 million). For the nine months ended September 30, 2012, administrative expense rose $4.3 million primarily due to increased costs from the Company’s benefit and performance-based compensation plans (approximately $2.4 million) and higher labor costs (approximately $2.3 million) partially offset by lower legal expenses (approximately $0.6 million). Exploration expense fell $0.1 million in the third quarter of 2012 and rose $0.8 million year-to-date.

Energen Resources' DD&A expense for the quarter rose $30.9 million. For the year-to-date, DD&A expense increased $120.9 million which includes an impairment writedown on certain properties in East Texas of $21.5 million pre-tax to adjust the carrying amount of certain properties to their fair value based on expected future discounted cash flows. The average depletion rate for the current quarter was $15.38 per BOE as compared to $11.78 per BOE in the same period a year ago. For the nine months ended September 30, 2012, the average depletion rate, excluding the asset impairment, was $14.92 per BOE as compared to $11.15 per BOE in the previous period. The increase in the current quarter and year-to-date per unit DD&A rate, which contributed approximately $18.7 million and $53.8 million, respectively, to the increase in DD&A expense, was largely due to higher rates resulting from the acquisition of liquids-rich properties and an increase in development costs. Higher production volumes contributed approximately $12.1 million and $45.3 million to the increase in DD&A expense for the quarter and year-to-date, respectively.

Energen Resources' expense for taxes other than income taxes was $0.3 million lower in the three months ended September 30, 2012 largely due to production-related taxes. Production-related taxes for the quarter decreased by approximately $2.4 million primarily due to lower net commodity market prices partially offset by higher natural gas, oil and natural gas liquid production volumes of approximately $2.1 million. Energen Resources' expense for taxes other than income taxes was $0.6 million higher in the nine months ended September 30, 2012 largely due to production-related taxes. In the year-to-date, higher commodity production volumes contributed approximately $7.8 million to the increase in production-related taxes partially offset by a decrease of approximately $7.2 million primarily due to lower net commodity market prices. Commodity market prices exclude the effects of derivative instruments for purposes of determining severance taxes.

Natural Gas Distribution
Natural gas distribution revenues increased $2.2 million for the quarter largely due to an increase in customer usage and slightly higher gas costs. During the third quarter of 2012, Alagasco had a net $1.3 million pre-tax reduction in revenues to bring the return on average common equity to midpoint within the allowed range of return. During the third quarter of 2011, Alagasco had a net $1.2 million pre-tax reduction in revenues to bring the return on average common equity to midpoint within the allowed range of return. For the quarter, weather was comparable with the same quarter in the prior year. Residential sales volumes fell slightly while commercial and industrial customer sales volumes increased 5.5 percent. Transportation volumes increased 12.5 percent in period comparisons. Revenues for the year-to-date fell $88.3 million primarily due to a decline in customer usage and lower gas costs partially offset by adjustments from the utility’s rate setting mechanisms. During the year-to-date 2012, Alagasco had a net $6.3 million pre-tax reduction in revenues to bring the return on average common equity to midpoint within the allowed range of return. In the 2011 year-to-date, Alagasco had a net reduction in revenues of $6.7 million pre-tax to bring the return on average common equity to midpoint within the allowed range of return. Weather, for the current nine months, that was 35.3 percent warmer compared with the same period in the prior year contributed to a 30.6 percent decrease in residential sales volumes and a 21.8 percent fall in commercial and industrial customer sales volumes. Transportation volumes increased 3.3 percent in period comparisons. A decrease in gas purchase volumes partially offset by slightly higher gas costs resulted in a 3.8 percent decrease in cost of gas for the quarter. For the year-to-date, a significant decrease in gas purchase volumes along with decreased gas costs resulted in a 49.3 percent decrease in cost of gas. Utility gas costs include commodity cost, risk management gains and losses and the provisions of the Gas Supply

Adjustment (GSA) rider. The GSA rider in Alagasco's rate schedule provides for a pass-through of gas price fluctuations to customers without markup. Alagasco's tariff provides a temperature adjustment mechanism, also included in the GSA, that is designed to moderate the impact of departures from normal temperatures on Alagasco’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers.

O&M expense rose 12.8 percent in the current quarter primarily due to higher labor-related costs (approximately $0.9 million), increased business development and marketing expense (approximately $0.9 million), additional distribution operation expenses (approximately $0.6 million), higher legal expense (approximately $0.4 million) and increased technology costs (approximately $0.3 million). In the nine months ended September 30, 2012, O&M expense increased 1 percent primarily due to higher business development and marketing expense (approximately $1.6 million), increased distribution operations (approximately $0.8 million), additional technology costs (approximately $0.5 million), higher legal expense (approximately $0.3 million), increased economic development expenditures (approximately $0.3 million) and increased insurance costs (approximately $0.2 million) partially offset by lower bad debt expense impacted by warmer weather in the current year-to-date and enhanced credit and collection processes implemented in 2011 (approximately $2.8 million) and decreased labor-related costs (approximately $0.5 million).

A 5.9 percent increase in depreciation expense in the current quarter and a 6.6 percent increase year-to-date was primarily due to the extension and replacement of the utility's distribution system and replacement of its support systems. Taxes other than income taxes primarily reflected various state and local business taxes as well as payroll-related taxes. State and local business taxes generally are based on gross receipts and fluctuate accordingly.

Non-Operating Items
Interest expense for the Company rose $5.2 million in the third quarter of 2012 and $17.6 million year-to-date largely due to the August 2011 issuance of $400 million of Senior Notes by Energen with an interest rate of 4.625 percent, the December 2011 issuance of $50 million of Senior Notes by Alagasco with an interest rate of 3.86 percent and the December 2011 issuance of $300 million of Senior Term Loans. Also contributing to the increase in interest expense for the quarter were higher short-term borrowings. The $300 million issuance includes $100 million with a floating rate of LIBOR plus 1.375 percent, currently 1.59 percent at September 30, 2012 and $200 million swapped to a fixed rate at 2.4175 percent. Income tax expense for the Company decreased $47.7 million and $32.4 million in the current quarter and year-to-date, respectively, largely due to lower pre-tax income.

FINANCIAL POSITION AND LIQUIDITY

Cash flows from operations for the year-to-date were $603.1 million as compared to $593.9 million in the prior period. Net income decreased during period comparisons primarily due to lower realized natural gas and natural gas liquids commodity prices partially offset by increased production volumes and higher realized oil commodity prices at Energen Resources. Deferred income taxes decreased in the current year due to the tax effect of reduced bonus depreciation in 2012. The Company’s working capital needs were also influenced by accrued taxes, commodity prices and the timing of payments and recoveries, including gas supply pass-through adjustments. During 2011, the income tax receivable decreased approximately $39.3 million primarily from an income tax refund associated with the 2010 impact of bonus depreciation and the write-off of Alabama shale leasehold. Working capital needs at Alagasco were additionally affected by lower gas costs and changes to storage gas inventory compared to the prior period.

The Company had a net outflow of cash from investing activities of $1.0 billion for the nine months ended September 30, 2012 primarily due to additions of property, plant and equipment of $1,002 million. Energen Resources incurred on a cash basis $953 million in capital expenditures primarily related to the acquisition and development of oil and gas properties. In February 2012, Energen Resources completed the purchase of certain properties located in the Permian Basin for a cash price of approximately $68 million. Utility capital expenditures on a cash basis totaled $49.7 million year-to-date and primarily represented expansion and replacement of its distribution system and replacement of its support facilities.

The Company provided net cash of $435.2 million from financing activities in the year-to-date primarily due to an increase in short-term borrowings partially offset by the payment of dividends to common shareholders.

Oil and Gas Operations
The Company plans to continue investing significant capital in Energen Resources’ oil and gas production operations. For 2012, the Company expects its oil and gas capital spending to total approximately $1.3 billion, including $103 million for certain property acquisitions in the Permian Basin and $1.2 billion for existing properties, including exploration to date of $305 million. On an annual basis, the development and exploration expenditures cannot be reasonably segregated as drilling and development throughout the course of the year may change the classification of locations currently identified as exploratory. In February 2012, Energen completed the purchase of certain properties in the Permian Basin for a cash purchase price of $68 million (including the effects of closing adjustments). This purchase had an effective date of December 1, 2011. Energen acquired total proved reserves of approximately 8.1 MMBOE. Of the proved reserves acquired, an estimated 81 percent are undeveloped. Approximately 64 percent of the proved reserves are oil, 22 percent are natural gas liquids and natural gas comprises the remaining 14 percent. Energen Resources used its credit facilities and internally generated cash flows to finance the acquisition. Capital investment at Energen Resources in 2013 is expected to approximate $900 million. These estimates are subject to revision as Energen Resources completes its formal budgeting process for 2013.

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

Natural Gas Distribution
Alagasco is subject to regulation by the Alabama Public Service Commission (APSC) and is allowed to earn a range of return on average common equity of 13.15 percent to 13.65 percent. RSE limits the utility’s equity upon which a return is permitted to 55 percent of total capitalization, subject to certain adjustments. Given existing economic conditions, Alagasco expects only modest growth in equity supporting Alagasco's investment in its distribution system and support facilities devoted to public service as annual dividends are typically paid by the utility.

On June 28, 2010, the APSC approved a reduction in depreciation rates, effective June 1, 2010, for Alagasco with the revised prospective composite depreciation rate approximating 3.1 percent. Related to the lower depreciation rates, Alagasco refunded to eligible customers approximately $25.6 million of refundable negative salvage costs through a one-time bill credit in July 2010. Refunds of negative salvage costs to customers through lower tariff rates were $12.5 million, $22.2 million and $2.7 million for the periods January through September 2012, January through December 2011 and in December 2010, respectively. Alagasco anticipates refunding approximately $18.4 million of refundable negative salvage costs through lower tariff rates over the next twelve months. An additional estimated $55.1 million of refundable negative salvage costs will be refunded to eligible customers on a declining basis through lower tariff rates over a seven year period beginning January 1, 2013. The total amount refundable to customers is subject to adjustments over the entire nine year period for charges made to the Enhanced Stability Reserve (ESR) and other commission-approved charges. On November 1, 2010, the APSC specifically approved adjustments to the total amount refundable to include items originally approved in the APSC's 1998 order establishing the ESR, extraordinary O&M expenses related to environmental response costs, and extraordinary O&M expenses related to self insurance costs that exceed $1 million per occurrence. As of the rate year ended September 30, 2011, an adjustment for environmental response costs of $4.8 million from the ESR was made to reduce the total refundable amount. The refunds as of September 2012 and the remaining amount refundable over the entire nine year period are due to a re-estimation of future removal costs provided for through the prior depreciation rates. The re-estimation was primarily the result of Alagasco’s actual removal cost experience, combined with technology improvements and Alagasco’s system efficiency improvements, during the five years prior to the approval of the reduction in depreciation rates.

Alagasco is a mature utility operating in a slow-growth service area. Over the last five years, Alagasco's customer count has declined at a rate of approximately 1 percent. While enhanced credit and collection processes implemented in 2011 to reduce bad debt expense combined with the impact of severe weather on April 27, 2011, including a number of deadly tornados causing significant damage to several communities in Alabama served by Alagasco, have resulted in a loss of customers, the number of active accounts as of September 30, 2012 had a small net increase as compared to September 30, 2011. To increase its customer base, the utility is capitalizing on opportunities to expand its distribution lines to areas with potential for economic growth and appliance conversions. Alagasco monitors the bad debt reserve and makes adjustments as required based on its evaluation of receivables which are impacted by natural gas prices and the underlying current and future economic conditions facing the utility's customer base. During the nine months ended September 30, 2012, Alagasco reduced the bad debt reserve by approximately $6.3 million primarily due to certain aged receivables transitioned to the utility's long-term collections, in addition to the impact of its collection related initiatives.

Another aspect of growth is usage per customer. Throughout the country, customer use of natural gas has declined over the years in large part due to energy-efficiencies in home construction and appliances and conservation. Alagasco’s marketing and business development emphasis in this area is directed toward retention and increasing end-use applications by existing customers.

Alagasco maintains an investment in storage gas that is expected to average approximately $37 million in 2012 but will vary depending upon the price of natural gas. During 2012 and 2013, Alagasco plans to invest an estimated $69 million and $75 million, respectively, in capital expenditures for the normal needs of its distribution and support systems and for technology-related projects designed to improve customer service. The utility anticipates funding these capital requirements through internally generated capital and the utilization of its credit facilities. Alagasco also may issue long-term debt periodically to replace short-term obligations, enhance liquidity and provide for permanent financing.

Derivative Commodity Instruments
Energen Resources periodically enters into derivative commodity instruments to hedge its price exposure to its estimated oil, natural gas and natural gas liquids production. Such instruments may include over-the-counter (OTC) swaps, collars and basis hedges typically with investment and commercial banks and energy-trading firms. At September 30, 2012, the counterparty agreements under which the Company had active positions did not include collateral posting requirements. Energen Resources was in a net gain position with eleven of its active counterparties and in a net loss with the remaining three at September 30, 2012. The Company is at risk for economic loss based upon the creditworthiness of its counterparties. Hedge transactions are pursuant to standing authorizations by the Board of Directors, which do not authorize speculative positions.

In prior years, Alagasco entered into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply pursuant to standing authorizations by the Board of Directors. Alagasco has not entered into any new cash flow derivative transactions on its gas supply since the summer of 2010. Alagasco recognizes all derivatives at fair value as either assets or liabilities on the balance sheet. Any gains or losses are passed through to customers using the mechanisms of the GSA in compliance with Alagasco’s APSC-approved tariff and are recognized as a regulatory asset or regulatory liability.

Energen Resources entered into the following transactions for the remainder of 2012 and subsequent years:

Production Period	Total Hedged Volumes		Average Contract Price	Description
Natural Gas
2012	3.6	Bcf	$4.49 Mcf	NYMEX Swaps
	8.9	Bcf	$4.14 Mcf	Basin Specific Swaps - San Juan
	2.0	Bcf	$2.89 Mcf	Basin Specific Swaps - Permian
2013	12.7	Bcf	$4.82 Mcf	NYMEX Swaps
	32.8	Bcf	$4.56 Mcf	Basin Specific Swaps - San Juan
	4.6	Bcf	$3.45 Mcf	Basin Specific Swaps - Permian
2014	10.6	Bcf	$4.55 Mcf	NYMEX Swaps
	25.7	Bcf	$4.72 Mcf	Basin Specific Swaps - San Juan
	9.7	Bcf	$3.81 Mcf	Basin Specific Swaps - Permian
Gas Basis Differential
2012	0.1	Bcf	$(0.23) Mcf	San Juan Basis Swaps
Oil
2012	1,850	MBbl	$88.51 Bbl	NYMEX Swaps
2013	8,858	MBbl	$90.95 Bbl	NYMEX Swaps
2014	9,796	MBbl	$92.64 Bbl	NYMEX Swaps
Oil Basis Differential
2012	752	MBbl	$(2.95) Bbl	WTS/WTI Basis Swaps**
2013	3,592	MBbl	$(3.03) Bbl	WTS/WTI Basis Swaps**
	1,740	MBbl	$(1.13) Bbl	WTI/WTI Basis Swaps***
	1,020	MBbl*	$(0.80) Bbl	WTI/WTI Basis Swaps***
Natural Gas Liquids
2012	15.3	MMGal	$0.99 Gal	Liquids Swaps
2013	44.5	MMGal	$1.02 Gal	Liquids Swaps
* Contract entered into subsequent to September 30, 2012
**WTS - West Texas Sour/Midland, WTI - West Texas Intermediate/Cushing
***WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing

Alagasco entered into the following natural gas transactions for the remainder of 2012 and subsequent years:

Production Period	Total Hedged Volumes		Description
2012	4.6	Bcf	NYMEX Swaps
2013	1.5	Bcf	NYMEX Swaps

Realized prices are anticipated to be lower than New York Mercantile Exchange (NYMEX) prices primarily due to basis differences and other factors.

See Note 3, Derivative Commodity Instruments, in the Notes to Unaudited Condensed Financial Statements for information regarding the Company’s policies on fair value measurement.

The following sets forth derivative assets and liabilities that were measured at fair value on a recurring basis:

	September 30, 2012
(in thousands)	Level 2*	Level 3*	Total
Current assets	$(1,048)	$37,323	$36,275
Noncurrent assets	18,133	25,004	43,137
Current liabilities	(30,588)	(1,349)	(31,937)
Noncurrent liabilities	(5,358)	(3,697)	(9,055)
Net derivative asset (liability)	$(18,861)	$57,281	$38,420

	December 31, 2011
(in thousands)	Level 2*	Level 3*	Total
Current assets	$(14,843)	$36,635	$21,792
Noncurrent assets	(8,382)	39,438	31,056
Current liabilities	(98,468)	(8,822)	(107,290)
Noncurrent liabilities	(32,928)	(1,450)	(34,378)
Net derivative asset (liability)	$(154,621)	$65,801	$(88,820)

* Amounts classified in accordance with accounting guidance which permits offsetting fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

As of September 30, 2012, Alagasco had $15.0 million of derivative instruments which are classified as Level 2 fair values and are included in the above table as current liabilities. As of December 31, 2011, Alagasco has $56.8 million and $3.1 million of derivative instruments which are classified as Level 2 fair values and are included in the table as current and noncurrent liabilities, respectively. Alagasco had no derivative instruments classified as Level 3 fair values as of September 30, 2012 and December 31, 2011.

Level 3 assets and liabilities as of September 30, 2012, represent approximately 1 percent of total assets and an immaterial amount of liabilities, respectively. Changes in fair value primarily result from price changes in the underlying commodity. The Company has prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its derivative instruments. The Company estimates that a 10 percent increase or decrease in commodity prices would result in an approximate $35 million change in the fair value of open Level 3 derivative contracts. The resulting impact upon the results of operations would be an approximate $5.9 million associated with open Level 3 mark-to-market derivative contracts. Cash flow requirements to meet the obligation would not be significantly impacted as gains and losses on the derivative contracts would be similarly offset by sales at the spot market price.

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
Stock Repurchases
Energen periodically considers stock repurchases as a capital investment. Energen may buy shares on the open market or in negotiated purchases. The timing and amounts of any repurchases are subject to changes in market conditions. The Company did not repurchase shares of common stock for this program during the nine months ended September 30, 2012. The Company expects any future stock repurchases to be funded through internally generated cash flow or through the utilization of its credit facilities. During the three months and nine months ended September 30, 2012, the Company had noncash purchases of approximately $111,000 and $229,000, respectively, of Company common stock in conjunction with tax withholdings on its non-qualified deferred compensation plan and other stock compensation plans. The Company utilized internally generated cash flows in payment of the related tax withholdings.

Credit Facilities and Working Capital
On October 30, 2012, Energen and Alagasco entered into $1,250 million and a $100 million, respectively, five-year syndicated unsecured credit facilities (syndicated credit facilities) with domestic and foreign lenders. These syndicated credit facilities replace Energen's $850 million and Alagasco's $150 million three-year syndicated credit facilities. Energen obligations under the $1,250 million syndicated credit facility are unconditionally guaranteed by Energen Resources. There are certain restrictive covenants including a financial covenant with a maximum consolidated debt to capitalization ratio of not more than 65 percent for both the Company and Alagasco.

Energen and Alagasco rely upon internally generated cash flows supplemented by the syndicated credit facilities and the short-term credit facilities to fund working capital needs. The Company may also issue long-term debt and equity periodically to replace obligations under the credit facilities, enhance liquidity and provide for permanent financing.
Working capital requirements for Energen and Alagasco are influenced by short-term borrowings to finance recent acquisitions, the fair value of the Company's derivative financial instruments associated with future production, the recovery and pass-through of regulatory items and the seasonality of Alagasco's business. Energen's accounts receivable and accounts payable at September 30, 2012 include $36.3 million and $31.9 million, respectively, associated with its derivative financial instruments. Working capital at Alagasco reflects an expected pass-through to rate payers of $18.4 million in refundable negative salvage costs representing a reduction in future revenues through lower tariff rates.
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

During the first quarter of 2012, the Company entered into certain capital leases related to certain equipment. The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2012:

(in thousands)
2012	$436
2013	1,743
2014	1,743
2015	145
Total minimum lease payments	4,067
Less amount representing interest	93
Total present value of minimum lease payments	$3,974

Commitments and Agreements: Under various agreements for third party gathering, treatment, transportation or other services, Energen Resources is committed to deliver minimum production volumes or to pay certain costs in the event the minimum quantities are not delivered. These delivery commitments are approximately 33.4 million barrels of oil equivalent (MMBOE) through November 2021.

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

As a result of the audit, Energen Resources has been ordered by the ONRR to pay additional royalties on the specified U.S. federal leases in the amount of $142,000 and restructure its accounting for all federal leases in two counties in New Mexico from March 1, 2004 forward. The Company preliminarily estimates that application of the Order to all of the Company's New Mexico federal leases would result in ONRR claims for up to approximately $23 million of additional royalties plus interest and penalties for the period from March 1, 2004 forward. The preliminary findings and subsequent Order (issued April 25, 2011) are contrary to deductions allowed under previous audits, retroactive in application and inconsistent with the Company’s understanding of industry practice. The Company is vigorously contesting the Order and has requested additional information from the ONRR and the Department to assist the Company in evaluating the ONRR Order and the Department's findings. Management is unable, at this time, to determine a range of reasonably possible losses as a result of this Order, and no amount has been accrued as of September 30, 2012.

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

Commodity prices for crude oil and natural gas are volatile, and a substantial reduction in commodity prices could adversely affect the Company's results and the carrying value of its oil and natural gas properties: The Company and Alagasco are significantly influenced by commodity prices. Historical markets for natural gas, oil and natural gas liquids have been volatile. Energen Resources’ revenues, operating results, profitability and cash flows depend primarily upon the prices realized for its oil, gas and natural gas liquid production. Additionally, downward commodity price trends may impact expected cash flows from future production and potentially reduce the carrying value of Company-owned oil and natural gas properties. Alagasco’s competitive position and customer demand is significantly influenced by prices for natural gas which are passed-through to customers.

Market conditions or a downgrade in the Company's credit rating could negatively impact its cost of and ability to access capital for future development and working capital needs: The Company and its subsidiaries rely on access to credit markets. The availability and cost of credit market access is significantly influenced by market events and rating agency evaluations for both lenders and the Company. Market volatility and credit market disruption may severely limit credit availability and issuer credit ratings can change rapidly. Events negatively affecting credit ratings and credit market liquidity could increase borrowing costs or limit availability of funds to the Company.

Energen Resources' hedging activities may prevent Energen Resources from benefiting fully from price increases and expose Energen Resources to other risks, including counterparty credit risk: Although Energen Resources makes use of futures, swaps, options, collars and fixed-price contracts to mitigate price risk, fluctuations in future oil, gas and natural gas liquids prices could materially affect the Company's financial position, results of operations and cash flows; furthermore, such risk mitigation activities may cause the Company's financial position and results of operations to be materially different from results that would have been obtained had such risk mitigation activities not occurred. The effectiveness of such risk mitigation assumes that counterparties maintain satisfactory credit quality. The effectiveness of such risk mitigation also assumes that actual sales volumes will generally meet or exceed the volumes subject to the futures, swaps, options, collars and fixed-price contracts. A substantial failure to meet sales volume targets, whether caused by miscalculations, weather events, natural disaster, accident, mechanical failure, criminal act or otherwise, could leave Energen Resources financially exposed to its counterparties and result in material adverse financial consequences to Energen Resources and the Company. The adverse effect could be increased if the adverse event was widespread enough to move market prices against Energen Resources' position. In addition, various existing and pending financial reform rules and regulations could have an adverse effect on the ability of Energen Resources to use derivative instruments which could have a material adverse effect on our financial position, results of operations and cash flows.

Alagasco's hedging activities may adversely affect Alagasco's financial condition and results of operations should gas supply needs fail to meet projected volumes, and such hedging activities also expose Alagasco to counterparty credit risk: Similarly, although Alagasco has made use of cash flow derivative commodity instruments to mitigate gas supply cost risk, fluctuations in future gas supply costs could materially affect its financial position and rates to customers. The effectiveness of Alagasco's risk mitigation assumes that its counterparties in such activities maintain satisfactory credit quality. The effectiveness of such risk mitigation also assumes that Alagasco's actual gas supply needs will generally meet or exceed the volumes subject to the cash flow derivative commodity instruments. A substantial failure to experience projected gas supply needs, whether caused by miscalculations, weather events, natural disaster, accident, mechanical failure, criminal act or otherwise, could leave Alagasco financially exposed to its counterparties and result in material adverse financial consequences to Alagasco and the Company. The adverse effect could be increased if the adverse event was widespread enough to move market prices against Alagasco's position. In addition, various existing and pending financial reform rules and regulations could have an adverse effect on the ability of Alagasco to use derivative instruments which could have a material adverse effect on our financial position, results of operations and cash flows.

The Company is exposed to counterparty credit risk as a result of its concentrated customer base: Revenues and related accounts receivable from oil and gas operations primarily are generated from the sale of produced oil, natural gas and natural gas liquids to a small number of energy marketing companies. Such sales are typically made on an unsecured credit basis with payment due the month following delivery. This concentration of sales to a limited number of customers in the energy marketing industry has the potential to affect the Company's overall exposure to credit risk, either positively or negatively, based on changes in economic, industry or other conditions specific to a single customer or to the energy marketing industry generally. Energen Resources considers the credit quality of its customers and, in certain instances, may require credit assurances such as a deposit, letter of credit or parent guarantee.

The Company's operations depend upon the use of third party facilities and an interruption of its ability to utilize these facilities may adversely affect its financial condition and results of operations: Energen Resources delivers to and Alagasco is served by third party facilities. These facilities include third party oil and gas gathering, transportation, processing and storage facilities. Energen Resources relies upon such facilities for access to markets for its production. Alagasco relies upon such facilities for access to natural gas supplies. Such facilities are typically limited in number and geographically concentrated. An extended interruption of access to or service from these facilities, whether caused by weather events, natural disaster, accident, mechanical failure, criminal act or otherwise could result in material adverse financial consequences to Energen Resources, Alagasco and the Company.

The Company's oil and natural gas reserves are estimates, and actual future production may vary significantly and may also be negatively impacted by its inability to invest in production on planned timelines: There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserve and production estimates. In the event Energen Resources is unable to fully invest its planned development, acquisition and exploratory expenditures, future operating revenues, production, and proved reserves could be negatively affected. The drilling of development and exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns, and these risks can be affected by lease and rig availability, complex geology and other factors. Anticipated drilling plans and capital expenditures may also change due to weather, manpower and equipment availability, changing emphasis by management and a variety of other factors which could result in actual drilling and capital expenditures being substantially different than currently planned.

The Company's operations involve operational risk and its insurance policies do not cover all such risks: Inherent in the gas distribution activities of Alagasco and the oil and gas production activities of Energen Resources are a variety of hazards and operation risks, such as leaks, explosions and mechanical problems that could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of operations and substantial losses to the Company. In accordance with customary industry practices, the Company maintains insurance against some, but not all, of these risks and losses. Further, the Company’s insurance retention levels are such that significant events could adversely affect Energen Resources’, Alagasco's and the Company's financial position, results of operations and cash flows. The location of pipeline and storage facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. The occurrence of any of these events could adversely affect Alagasco's, Energen Resources’ and the Company's financial position, results of operations and cash flows.

Alagasco operates in a limited service territory and is therefore subject to concentrated regional risks which may negatively affect Alagasco's financial condition and results of operations: Alagasco’s utility customers are geographically concentrated in central and north Alabama. Significant economic, weather, natural disaster, criminal act or other events that adversely affect this region could adversely affect Alagasco and the Company.

The Company is subject to numerous federal, state and local laws and regulations that may require significant expenditures or impose significant restrictions on its operations: Energen and Alagasco are subject to extensive federal, state and local regulation which significantly influences operations. Although the Company believes that operations generally comply with applicable laws and regulations, failure to comply could result in the suspension or termination of operations and subject the Company to administrative, civil and criminal penalties. Federal, state and local legislative bodies and agencies frequently exercise their respective authority to adopt new laws and regulations and to amend, modify and interpret existing laws and regulations.  Such changes can subject the Company to significant tax or cost increases and can impose significant restrictions and limitations on the Company's operations.

SELECTED BUSINESS SEGMENT DATA
ENERGEN CORPORATION
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except sales price data)	2012	2011	2012	2011
Oil and Gas Operations
Operating revenues
Natural gas	$67,542	$96,604	$211,371	$290,240
Oil	148,004	197,636	579,278	419,830
Natural gas liquids	17,566	24,476	64,970	63,491
Other	403	236	1,321	6,273
Total	$233,515	$318,952	$856,940	$779,834
Production volumes
Natural gas (MMcf)	18,882	17,796	57,252	52,908
Oil (MBbl)	2,279	1,709	6,427	4,574
Natural gas liquids (MMgal)	25.2	24.3	79.0	66.6
Total production volumes (MMcfe)	36,156	31,518	107,100	89,868
Total production volumes (MBOE)	6,026	5,253	17,850	14,978
Revenue per unit of production including effects of designated cash flow hedges
Natural gas (Mcf)	$3.80	$5.43	$3.76	$5.49
Oil (barrel)	$82.74	$84.56	$84.48	$80.17
Natural gas liquids (gallon)	$0.78	$1.00	$0.80	$0.95
Revenue per unit of production excluding effects of all derivative instruments
Natural gas (Mcf)	$2.72	$4.11	$2.53	$4.10
Oil (barrel)	$86.53	$86.17	$89.91	$90.40
Natural gas liquids (gallon)	$0.68	$1.17	$0.78	$1.11
Other data
Lease operating expense (LOE)
LOE and other	$63,731	$54,563	$179,122	$152,220
Production taxes	14,069	14,367	41,436	40,842
Total	$77,800	$68,930	$220,558	$193,062
Depreciation, depletion and amortization	$93,766	$62,822	$269,312	$169,953
Asset impairment	$—	$—	$21,545	$—
Capital expenditures	$323,037	$266,745	$957,913	$666,601
Exploration expenditures	$10,646	$10,775	$13,387	$12,596
Operating income	$32,407	$161,331	$274,818	$351,808
Natural Gas Distribution
Operating revenues
Residential	$30,658	$30,541	$201,537	$269,584
Commercial and industrial	17,695	16,984	84,889	107,283
Transportation	13,505	12,114	42,765	40,568
Other	(49)	(23)	(2,008)	(1,938)
Total	$61,809	$59,616	$327,183	$415,497

Gas delivery volumes (MMcf)
Residential	1,378	1,385	11,601	16,725
Commercial and industrial	1,246	1,181	6,137	7,843
Transportation	11,252	10,004	34,835	33,713
Total	13,876	12,570	52,573	58,281
Other data
Depreciation and amortization	$10,572	$9,980	$31,551	$29,606
Capital expenditures	$18,813	$21,333	$51,786	$57,170
Operating income (loss)	$(12,743)	$(10,681)	$70,265	$65,541

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

Energen Resources periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations to its estimated oil, natural gas and natural gas liquids production. In addition, Alagasco periodically enters into cash flow derivative commodity instruments to hedge its gas supply exposure. Such instruments may include over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms and are believed to be creditworthy by the Company. The Company is at risk for economic loss based upon the creditworthiness of its counterparties. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking the hedge. As of September 30, 2012, the maximum term over which Energen Resources and Alagasco have hedged exposures to the variability of cash flows is through December 31, 2014 and March 31, 2013, respectively

A failure to meet sales volume targets at Energen Resources or gas supply targets at Alagasco due to miscalculations, weather events, natural disasters, accidents, mechanical failure, criminal act or otherwise could leave the Company or Alagasco exposed to its counterparties in commodity hedging contracts and result in material adverse financial losses.

See Note 3, Derivative Commodity Instruments, in the Notes to Unaudited Condensed Financial Statements for details related to the Company's hedging activities.

The Company’s interest rate exposure as of September 30, 2012, primarily relates to its syndicated credit facilities with variable interest rates. The weighted average interest rate for amounts outstanding at September 30, 2012 was 1.91 percent. The Company's interest rate exposure as of September 30, 2012, was minimal since approximately 91 percent of long-term debt obligations were at fixed rates.

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

PART II: OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs**
July 1, 2012 through July 31, 2012	—		—	—	8,992,700
August 1, 2012 through August 31, 2012	1,857	*	$51.33	—	8,992,700
September 1, 2012 through September 30, 2012	297	*	51.45	—	8,992,700
Total	2,154		$51.35	—	8,992,700

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
ended September 30, 2012 are formatted in XBRL

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGEN CORPORATION ALABAMA GAS CORPORATION

November 7, 2012	By	/s/ J. T. McManus, II
J. T. McManus, II
Chairman, Chief Executive Officer and President of Energen Corporation; Chairman and Chief Executive Officer of Alabama Gas Corporation

November 7, 2012	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr.
Vice President, Chief Financial Officer and Treasurer of Energen Corporation and Alabama Gas Corporation

November 7, 2012	By	/s/ Russell E. Lynch, Jr.
Russell E. Lynch, Jr.
Vice President and Controller of Energen Corporation

November 7, 2012	By	/s/ William D. Marshall
William D. Marshall
Vice President and Controller of Alabama Gas Corporation