Form 10-Q/A
period 2012-09-30
ALABAMA GAS CORP; ENERGEN CORP
filed 2012-11-13
CIK 3146, 277595

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, previously filed with the Securities and Exchange Commission (the Commission) on November 7, 2012, is being filed for the sole purpose of correcting the ending totals on the Consolidated Condensed Statements of Comprehensive Income. In connection with generation of the XBRL document for filing with the Commission, typographical errors resulted in incorrect Comprehensive Income or Loss totals for the three months ended September 30, 2012 and 2011 and for the nine months ended September 30, 2012. These totals have been corrected in this filing. Except as described above, no other changes have been made to the original filing and this Form 10-Q/A does not amend any other items or disclosures in the original filing.

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
ENERGEN CORPORATION
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Net Income	$2,046	$87,599	$190,739	$245,192
Other comprehensive income (loss):
Current period change in fair value of commodity derivative instruments, net of tax of ($30,622), $105,683, $30,621 and $76,616	(49,962)	172,430	49,961	125,005
Reclassification adjustment for commodity derivative instruments, net of tax of ($4,924), ($6,399), ($14,303) and ($6,181)	(8,034)	(10,440)	(23,337)	(10,085)
Pension and postretirement plans:
Amortization of net obligation at transition, net of taxes of $25, $24, $75 and $72	47	44	140	133
Amortization of prior service cost, net of taxes of $30, $26, $89 and $78	55	48	166	145
Amortization of net loss, net of taxes of $413, $318, $1,238 and $953	766	591	2,300	1,770
Current period change in fair value of pension and postretirement plans, net of taxes of ($4,073), ($5,988), ($4,073) and ($5,988)	(7,564)	(11,121)	(7,564)	(11,121)
Total pension and postretirement plans	(6,696)	(10,438)	(4,958)	(9,073)
Current period change in fair value of interest rate swap, net of tax of ($375) and ($1,205)	(697)	—	(2,240)	—
Reclassification adjustment for interest rate swap, net of tax of $142 and $422	263	—	783	—
Comprehensive Income (Loss)	$(63,080)	$239,151	$210,948	$351,039

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

ITEM 6. EXHIBITS

31(a)	-	Section 302 Energen Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31(b)	-	Section 302 Energen Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31(c)	-	Section 302 Alabama Gas Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31(d)	-	Section 302 Alabama Gas Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32(a)	-	Section 906 Energen Corporation Certification pursuant to 18 U.S.C. Section 1350
32(b)	-	Section 906 Alabama Gas Corporation Certification pursuant to 18 U.S.C. Section 1350
101	-	The financial statements and notes thereto from Energen Corporation's Quarterly Report on Form 10-Q/A for the
quarter ended September 30, 2012 are formatted in XBRL

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGEN CORPORATION ALABAMA GAS CORPORATION

November 13, 2012	By	/s/ J. T. McManus, II
J. T. McManus, II
Chairman, Chief Executive Officer and President of Energen Corporation; Chairman and Chief Executive Officer of Alabama Gas Corporation

November 13, 2012	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr.
Vice President, Chief Financial Officer and Treasurer of Energen Corporation and Alabama Gas Corporation

November 13, 2012	By	/s/ Russell E. Lynch, Jr.
Russell E. Lynch, Jr.
Vice President and Controller of Energen Corporation

November 13, 2012	By	/s/ William D. Marshall
William D. Marshall
Vice President and Controller of Alabama Gas Corporation