Form 10-Q
period 2013-03-31
ALABAMA GAS CORP; ENERGEN CORP
filed 2013-05-09
CIK 3146, 277595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _______________

Commission File Number	Registrant	State of Incorporation	IRS Employer Identification Number
1-7810	Energen Corporation	Alabama	63-0757759
2-38960	Alabama Gas Corporation	Alabama	63-0022000
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

Energen Corporation - Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Alabama Gas Corporation - Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Energen Corporation	YES	☐	NO	☒
Alabama Gas Corporation	YES	☐	NO	☒
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of May 1, 2013.

Energen Corporation	$0.01 par value	72,222,501 shares
Alabama Gas Corporation	$0.01 par value	1,972,052 shares

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
ENERGEN CORPORATION
(Unaudited)
	Three months ended
	March 31,
(in thousands, except per share data)	2013	2012
Operating Revenues
Oil and gas operations	$254,994	$223,957
Natural gas distribution	237,685	194,487
Total operating revenues	492,679	418,444
Operating Expenses
Cost of gas	95,442	59,586
Operations and maintenance	145,837	110,561
Depreciation, depletion and amortization	115,295	94,534
Asset impairment	—	21,545
Taxes, other than income taxes	28,772	26,235
Accretion expense	1,997	1,813
Total operating expenses	387,343	314,274
Operating Income	105,336	104,170
Other Income (Expense)
Interest expense	(16,754)	(15,425)
Other income	1,758	2,032
Other expense	(69)	(113)
Total other expense	(15,065)	(13,506)
Income Before Income Taxes	90,271	90,664
Income tax expense	33,579	33,258
Net Income	$56,692	$57,406
Diluted Earnings Per Average Common Share	$0.78	$0.79
Basic Earnings Per Average Common Share	$0.79	$0.80
Dividends Per Common Share	$0.145	$0.140
Diluted Average Common Shares Outstanding	72,288	72,326
Basic Average Common Shares Outstanding	72,143	72,102

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
ENERGEN CORPORATION
(Unaudited)
	Three months ended
	March 31,
(in thousands)	2013	2012
Net Income	$56,692	$57,406
Other comprehensive income (loss):
Cash flow hedges:
Current period change in fair value of commodity derivative instruments, net of tax of ($16,424) and ($7,498)	(26,798)	(12,234)
Reclassification adjustment for commodity derivative instruments, net of tax of ($6,570) and $302	(10,720)	493
Current period change in fair value of interest rate swap, net of tax of ($11) and ($265)	(20)	(492)
Reclassification adjustment for interest rate swap, net of tax of $143 and $137	266	254
Total cash flow hedges	(37,272)	(11,979)
Pension and postretirement plans:
Amortization of net obligation at transition, net of taxes of $26 and $25	48	47
Amortization of prior service cost, net of taxes of $27 and $30	51	55
Amortization of net loss, including settlement charges, net of taxes of $920 and $412	1,709	766
Total pension and postretirement plans	1,808	868
Comprehensive Income	$21,228	$46,295

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
ENERGEN CORPORATION
(Unaudited)

(in thousands)	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$20,303	$9,704
Accounts receivable, net of allowance for doubtful accounts of $5,446 at March 31, 2013, and $6,549 at December 31, 2012	241,507	277,900
Inventories
Storage gas inventory	9,264	32,205
Materials and supplies	25,283	28,291
Liquified natural gas in storage	3,109	3,498
Regulatory asset	24,135	45,515
Income tax receivable	1,883	6,664
Deferred income taxes	27,278	8,520
Prepayments and other	12,084	12,823
Total current assets	364,846	425,120
Property, Plant and Equipment
Oil and gas properties, successful efforts method	6,712,635	6,439,127
Less accumulated depreciation, depletion and amortization	1,858,960	1,765,241
Oil and gas properties, net	4,853,675	4,673,886
Utility plant	1,435,924	1,416,590
Less accumulated depreciation	583,625	573,947
Utility plant, net	852,299	842,643
Other property, net	25,218	25,107
Total property, plant and equipment, net	5,731,192	5,541,636
Other Assets
Regulatory asset	109,002	110,566
Other postretirement assets	1,732	1,404
Long-term derivative instruments	26,199	40,577
Deferred charges and other	60,207	56,587
Total other assets	197,140	209,134
TOTAL ASSETS	$6,293,178	$6,175,890

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
ENERGEN CORPORATION
(Unaudited)

(in thousands, except share and per share data)	March 31, 2013	December 31, 2012
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Long-term debt due within one year	$75,000	$50,000
Notes payable to banks	712,000	643,000
Accounts payable	285,920	257,579
Accrued taxes	38,666	30,076
Customers' deposits	25,231	24,705
Amounts due customers	10,580	19,718
Accrued wages and benefits	17,587	24,984
Regulatory liability	41,886	45,116
Royalty payable	38,771	34,426
Other	27,344	30,178
Total current liabilities	1,272,985	1,159,782
Long-term debt	1,078,529	1,103,528
Deferred Credits and Other Liabilities
Asset retirement obligation	120,599	118,023
Pension and other postretirement liabilities	106,515	110,282
Regulatory liability	68,812	80,404
Long-term derivative instruments	9,705	11,305
Deferred income taxes	931,628	905,601
Other	12,981	10,275
Total deferred credits and other liabilities	1,250,240	1,235,890
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, cumulative $0.01 par value, 5,000,000 shares authorized	—	—
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized, 75,083,108 shares issued at March 31, 2013, and 75,067,760 shares issued at December 31, 2012	751	751
Premium on capital stock	493,928	492,108
Capital surplus	2,802	2,802
Retained earnings	2,360,274	2,314,055
Accumulated other comprehensive income (loss), net of tax
Unrealized gain on hedges, net	8,834	46,352
Pension and postretirement plans	(50,699)	(52,507)
Interest rate swap	(1,910)	(2,156)
Deferred compensation plan	3,416	2,774
Treasury stock, at cost: 2,969,784 shares at March 31, 2013, and 2,998,620 shares at December 31, 2012	(125,972)	(127,489)
Total shareholders' equity	2,691,424	2,676,690
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,293,178	$6,175,890

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
ENERGEN CORPORATION
(Unaudited)

Three months ended March 31, (in thousands)	2013	2012
Operating Activities
Net income	$56,692	$57,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	115,295	94,534
Asset impairment	—	21,545
Accretion expense	1,997	1,813
Deferred income taxes	29,028	23,182
Bad debt expense (recovery)	218	(258)
Exploratory expense	541	1,076
Change in derivative fair value	37,977	47,221
(Gain) loss on sale of assets	(656)	47
Other, net	11,078	4,261
Net change in:
Accounts receivable	(35,312)	20,063
Inventories	26,338	1,473
Accounts payable	9,670	7,327
Amounts due customers, including gas supply pass-through	10,254	(31,926)
Income tax receivable	4,781	5,852
Pension and other postretirement benefit contributions	(10,334)	(3,176)
Other current assets and liabilities	3,886	(19,460)
Net cash provided by operating activities	261,453	230,980
Investing Activities
Additions to property, plant and equipment	(297,301)	(276,791)
Acquisitions, net of cash acquired	(13,146)	(68,176)
Proceeds from sale of assets	1,370	13,766
Other, net	(362)	(375)
Net cash used in investing activities	(309,439)	(331,576)
Financing Activities
Payment of dividends on common stock	(10,473)	(10,095)
Issuance of common stock	—	604
Payment of long-term debt	(10)	(25)
Net change in short-term debt	69,000	150,000
Tax benefit on stock compensation	68	227
Other	—	(38)
Net cash provided by financing activities	58,585	140,673
Net change in cash and cash equivalents	10,599	40,077
Cash and cash equivalents at beginning of period	9,704	9,541
Cash and Cash Equivalents at End of Period	$20,303	$49,618

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CONDENSED STATEMENTS OF INCOME
ALABAMA GAS CORPORATION
(Unaudited)
	Three months ended
	March 31,
(in thousands)	2013	2012
Operating Revenues	$237,685	$194,487
Operating Expenses
Cost of gas	95,442	59,586
Operations and maintenance	38,017	34,066
Depreciation and amortization	10,729	10,446
Income taxes
Current	25,921	25,440
Deferred	3,020	3,198
Taxes, other than income taxes	14,204	11,829
Total operating expenses	187,333	144,565
Operating Income	50,352	49,922
Other Income (Expense)
Allowance for funds used during construction	219	134
Other income	750	986
Other expense	(69)	(62)
Total other income	900	1,058
Interest Expense
Interest on long-term debt	3,378	3,424
Other interest expense	652	638
Total interest expense	4,030	4,062
Net Income	$47,222	$46,918

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED BALANCE SHEETS
ALABAMA GAS CORPORATION
(Unaudited)

(in thousands)	March 31, 2013	December 31, 2012
ASSETS
Property, Plant and Equipment
Utility plant	$1,435,924	$1,416,590
Less accumulated depreciation	583,625	573,947
Utility plant, net	852,299	842,643
Other property, net	41	42
Current Assets
Cash and cash equivalents	17,260	5,559
Accounts receivable
Gas	99,657	94,011
Other	5,698	5,117
Affiliated companies	4,620	5,742
Allowance for doubtful accounts	(4,600)	(5,700)
Inventories
Storage gas inventory	9,264	32,205
Materials and supplies	5,541	5,528
Liquified natural gas in storage	3,109	3,498
Regulatory asset	24,135	45,515
Income tax receivable	—	2,762
Deferred income taxes	18,669	18,799
Prepayments and other	3,674	4,451
Total current assets	187,027	217,487
Other Assets
Regulatory asset	109,002	110,566
Pension and other postretirement assets	1,103	848
Deferred charges and other	11,098	11,290
Total other assets	121,203	122,704
TOTAL ASSETS	$1,160,570	$1,182,876

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED BALANCE SHEETS
ALABAMA GAS CORPORATION
(Unaudited)

(in thousands, except share data)	March 31, 2013	December 31, 2012
LIABILITIES AND CAPITALIZATION
Capitalization
Preferred stock, cumulative $0.01 par value, 120,000 shares authorized	$—	$—
Common shareholder's equity
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,972,052 shares issued at March 31, 2013 and December 31, 2012	20	20
Premium on capital stock	31,682	31,682
Capital surplus	2,802	2,802
Retained earnings	364,783	325,999
Total common shareholder's equity	399,287	360,503
Long-term debt	250,018	250,028
Total capitalization	649,305	610,531
Current Liabilities
Notes payable to banks	30,000	77,000
Accounts payable	38,264	51,741
Accrued taxes	47,068	24,186
Customers' deposits	25,231	24,705
Amounts due customers	10,580	19,718
Accrued wages and benefits	6,184	6,703
Regulatory liability	41,886	45,116
Other	9,535	9,018
Total current liabilities	208,748	258,187
Deferred Credits and Other Liabilities
Deferred income taxes	192,271	189,381
Pension and other postretirement liabilities	39,914	43,611
Regulatory liability	68,812	80,404
Other	1,520	762
Total deferred credits and other liabilities	302,517	314,158
Commitments and Contingencies
TOTAL LIABILITIES AND CAPITALIZATION	$1,160,570	$1,182,876

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
ALABAMA GAS CORPORATION
(Unaudited)

Three months ended March 31, (in thousands)	2013	2012
Operating Activities
Net income	$47,222	$46,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,729	10,446
Deferred income taxes	3,020	3,198
Bad debt expense (recovery)	217	(258)
Other, net	3,685	(2,564)
Net change in:
Accounts receivable	(23,409)	14,706
Inventories	23,317	5,985
Accounts payable	(11,306)	(20,364)
Amounts due customers, including gas supply pass-through	10,254	(31,926)
Income tax receivable	2,762	8,374
Pension and other postretirement benefit contributions	(5,365)	(681)
Other current assets and liabilities	24,183	11,425
Net cash provided by operating activities	85,309	45,259
Investing Activities
Additions to property, plant and equipment	(19,046)	(14,245)
Other, net	886	(767)
Net cash used in investing activities	(18,160)	(15,012)
Financing Activities
Dividends	(8,438)	(8,027)
Payment of long-term debt	(10)	(25)
Net change in short-term debt	(47,000)	10,000
Other	—	(38)
Net cash provided by (used in) financing activities	(55,448)	1,910
Net change in cash and cash equivalents	11,701	32,157
Cash and cash equivalents at beginning of period	5,559	7,817
Cash and Cash Equivalents at End of Period	$17,260	$39,974

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
ENERGEN CORPORATION AND ALABAMA GAS CORPORATION

1. BASIS OF PRESENTATION

The unaudited condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 2012, 2011 and 2010, included in the 2012 Annual Report of Energen Corporation (the Company) and Alabama Gas Corporation (Alagasco) on Form 10-K. Alagasco has a September 30 fiscal year for rate-setting purposes (rate year) and reports on a calendar year for the Securities and Exchange Commission and all other financial accounting reporting purposes. The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required for complete financial statements. The Company's natural gas distribution business is seasonal in character and influenced by weather conditions. Results of operations for interim periods are not necessarily indicative of the results that may be expected for the year. All adjustments to the unaudited condensed financial statements that are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been recorded. Such adjustments consist of normal recurring items.

On December 31, 2012, the Company and Alagasco revised the presentation of outstanding checks in its financial statements to reflect outstanding checks as a reduction in cash as of the date the checks were released for payment. The effect of not revising the presentation of cash balances for the quarter ended March 31, 2012 resulted in a decrease of $3.9 million and $4.5 million to Energen and Alagasco's operating cash flows, respectively. The Company and Alagasco determined that the amounts were not material to the respective statements of cash flows. This adjustment caused no impact to Energen or Alagasco's statements of income.

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

Alagasco's allowed range of return on average common equity is 13.15 percent to 13.65 percent throughout the term of the RSE order. Under RSE, the APSC conducts quarterly reviews to determine whether Alagasco's return on average common equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4 percent of prior-year revenues. During the three months ended March 31, 2013, Alagasco had a net $2.4 million pre-tax reduction in revenues to bring the return on average common equity to midpoint within the allowed range of return. Under the provisions of RSE, a $7.8 million and a $13.0 million annual increase in revenues became effective December 1, 2012 and 2011, respectively.

RSE limits the utility’s equity upon which a return is permitted to 55 percent of total capitalization, subject to certain adjustments. Under the inflation-based Cost Control Measurement (CCM) established by the APSC, if the percentage change in operations and maintenance (O&M) expense on an aggregate basis falls within a range of 0.75 points above or below the percentage change in the Consumer Price Index For All Urban Consumers (Index Range) on a rate year basis, no adjustment is required. If the change in O&M expense on an aggregate basis exceeds the Index Range, three-quarters of the difference is returned to customers. To the extent the change is less than the Index Range, the utility benefits by one-half of the difference through future rate adjustments. The O&M expense base for measurement purposes will be set at the prior year’s actual O&M expense amount unless the Company exceeds the top of the Index Range in two successive years, in which case the base for the following year will be set at the top of the Index Range. Certain items that fluctuate based on situations demonstrated to be beyond Alagasco’s control may be excluded from the CCM calculation. Alagasco’s O&M expense fell within the Index Range for the rate years ended September 30, 2012 and 2011.

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

Energen Resources periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on oil, natural gas and natural gas liquids production. In prior years, Alagasco entered into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Hedge transactions are pursuant to standing authorizations by the Board of Directors, which do not authorize speculative positions. Such instruments may include over-the-counter (OTC) swaps and basis hedges typically with investment and commercial banks and energy-trading firms. The Company is at risk for economic loss based upon the creditworthiness of its counterparties. Energen Resources was in a net loss position with six of its active counterparties at March 31, 2013. The two largest counterparty net loss positions at March 31, 2013, Morgan Stanley Capital Group, Inc and Barclays Bank PLC, constituted approximately $24.7 million and $5.1 million, respectively, of Energen Resources’ total net loss on fair value of derivatives. Energen Resources was in a net gain position with seven of its active counterparties at March 31, 2013. The two largest counterparty net gain positions at March 31, 2013, Macquarie Bank Limited and BP Corporation North America Inc., constituted approximately $10.3 million and $5.3 million, respectively, of Energen Resources’ net gain on fair value of derivatives.

The current policy of the Company is to not enter into agreements that require the posting of collateral. The Company has a few older agreements, none of which have active positions as of March 31, 2013, which include collateral posting requirements based on the amount of exposure and counterparty credit ratings. The majority of the Company’s counterparty agreements include provisions for net settlement of transactions payable on the same date and in the same currency. Most of the agreements include various contractual set-off rights, which may be exercised by the non-defaulting party in the event of an early termination due to a default.

The Company periodically enters into derivative transactions that do not qualify for cash flow hedge accounting but are considered by management to represent valid economic hedges and are accounted for as mark-to-market transactions. These economic hedges may include, but are not limited to, hedges on estimated future production not yet flowing, basis hedges without a corresponding New York Mercantile Exchange (NYMEX) hedge, and hedges on non-operated or other properties for which all of the necessary information to qualify for cash flow hedge accounting is either not readily available or subject to change. Derivatives that do not qualify for hedge treatment or are not designated as cash flow hedges are recorded at fair value with gains or losses recognized in operating revenues in the period of change. Effective March 31, 2013, Energen Resources dedesignated 5,078 thousand barrels (MBbl) of various Permian Basin NYMEX oil contracts due to lack of correlation. Any gains or losses from inception of the hedge to March 31, 2013 were frozen and will remain in accumulated other comprehensive income until the forecasted transactions actually occur.  Any subsequent gains or losses will be accounted for as mark-to-market and recognized immediately through operating revenues.

The following tables detail the fair values of commodity contracts by business segment on the balance sheets:

(in thousands)	March 31, 2013
	Oil and Gas Operations		Natural Gas Distribution	Total
Derivative assets or (liabilities) designated as hedging instruments
Accounts receivable	$51,277		$—	$51,277
Long-term asset derivative instruments	25,921		—	25,921
Total derivative assets	77,198		—	77,198
Accounts receivable	(36,245)	*	—	(36,245)
Long-term asset derivative instruments	(6,594)	*	—	(6,594)
Accounts payable	(11,983)		—	(11,983)
Long-term liability derivative instruments	(7,275)		—	(7,275)
Total derivative liabilities	(62,097)		—	(62,097)
Total derivatives designated	15,101		—	15,101
Derivative assets or (liabilities) not designated as hedging instruments
Accounts receivable	(4,342)	*	—	(4,342)
Long-term asset derivative instruments	6,872		—	6,872
Total derivative assets	2,530		—	2,530
Accounts payable	(20,816)		—	(20,816)
Long-term liability derivative instruments	(1,074)		—	(1,074)
Total derivative liabilities	(21,890)		—	(21,890)
Total derivatives not designated	(19,360)		—	(19,360)
Total derivatives	$(4,259)		$—	$(4,259)

(in thousands)	December 31, 2012
	Oil and Gas Operations		Natural Gas Distribution	Total
Derivative assets or (liabilities) designated as hedging instruments
Accounts receivable	$87,514		$—	$87,514
Long-term asset derivative instruments	37,954		—	37,954
Total derivative assets	125,468		—	125,468
Accounts receivable	(37,326)	*	—	(37,326)
Long-term asset derivative instruments	(6,810)	*	—	(6,810)
Long-term liability derivative instruments	(8,726)		—	(8,726)
Total derivative liabilities	(52,862)		—	(52,862)
Total derivatives designated	72,606		—	72,606
Derivative assets or (liabilities) not designated as hedging instruments
Accounts receivable	14,604		—	14,604
Long-term asset derivative instruments	9,433		—	9,433
Total derivative assets	24,037		—	24,037
Accounts payable	—		(2,593)	(2,593)
Long-term liability derivative instruments	(874)		—	(874)
Total derivative liabilities	(874)		(2,593)	(3,467)
Total derivatives not designated	23,163		(2,593)	20,570
Total derivatives	$95,769		$(2,593)	$93,176
* Amounts classified in accordance with accounting guidance which permits offsetting fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

The Company had a net $5.4 million and a net $28.4 million deferred tax liability included in current and noncurrent deferred income taxes on the consolidated condensed balance sheets related to derivative items included in OCI as of March 31, 2013, and December 31, 2012, respectively.

The following table details the effect of derivative commodity instruments in cash flow hedging relationships on the financial statements:

(in thousands)	Location on Statement of Income	Three months ended March 31, 2013	Three months ended March 31, 2012
Loss recognized in OCI on derivatives (effective portion), net of tax of ($16.4) million and ($7.5) million	—	$(26,798)	$(12,234)
Gain reclassified from accumulated OCI into income (effective portion)	Operating revenues	$17,824	$1,872
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Operating revenues	$(534)	$(2,666)

The following table details the effect of open and closed derivative commodity instruments not designated as hedging instruments on the income statement:

(in thousands)	Location on Statement of Income	Three months ended March 31, 2013	Three months ended March 31, 2012
Loss recognized in income on derivatives	Operating revenues	$(31,501)	$(44,005)

As of March 31, 2013, $1.6 million, net of tax, of deferred net gains on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified and reported in earnings as operating revenues during the next twelve-month period. The actual amount that will be reclassified to earnings over the next year could vary materially from this amount due to changes in market conditions. As of March 31, 2013, the Company had 4.2 billion cubic feet (Bcf) and 9.7 Bcf of natural gas hedges which expire during 2013 and 2014, respectively, that did not meet the definition of a cash flow hedge but are considered by the Company to be economic hedges. The Company had 10.5 million barrels (MMBbl), 8.2 MMBbl and 0.7 MMBbl of oil and oil basis hedges which expire during 2013, 2014 and 2015, respectively, that did not meet the definition of a cash flow hedge but are considered by the Company to be economic hedges. The Company had 1.6 million gallons (MMgal) of natural gas liquid hedges which expire during 2013 that did not meet the definition of a cash flow hedge but are considered by the Company to be economic hedges.

Energen Resources entered into the following transactions for the remainder of 2013 and subsequent years:

Production Period	Total Hedged Volumes		Average Contract Price	Description
Natural Gas
2013	9.4	Bcf	$4.83 Mcf	NYMEX Swaps
	24.4	Bcf	$4.56 Mcf	Basin Specific Swaps - San Juan
	3.4	Bcf	$3.45 Mcf	Basin Specific Swaps - Permian
2014	10.6	Bcf	$4.55 Mcf	NYMEX Swaps
	25.7	Bcf	$4.72 Mcf	Basin Specific Swaps - San Juan
	9.7	Bcf	$3.81 Mcf	Basin Specific Swaps - Permian
Oil
2013	6,752	MBbl	$90.99 Bbl	NYMEX Swaps
2014	9,796	MBbl	$92.64 Bbl	NYMEX Swaps
2015	720	MBbl	$90.10 Bbl	NYMEX Swaps
Oil Basis Differential
2013	2,701	MBbl	$(3.02) Bbl	WTS/WTI Basis Swaps*
	2,995	MBbl	$(1.00) Bbl	WTI/WTI Basis Swaps**
Natural Gas Liquids
2013	33.9	MMGal	$1.02 Gal	Liquids Swaps
*WTS - West Texas Sour/Midland, WTI - West Texas Intermediate/Cushing
**WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing

As of March 31, 2013, the maximum term over which Energen Resources has hedged exposures to the variability of cash flows is through December 31, 2015. Alagasco has not entered into any cash flow derivative transactions on its gas supply since 2010.

The following sets forth derivative assets and liabilities that were measured at fair value on a recurring basis:

	March 31, 2013
(in thousands)	Level 2*	Level 3*	Total
Current assets	$(12,452)	$23,142	$10,690
Noncurrent assets	12,194	14,005	26,199
Current liabilities	(24,834)	(7,965)	(32,799)
Noncurrent liabilities	(5,626)	(2,723)	(8,349)
Net derivative asset (liability)	$(30,718)	$26,459	$(4,259)

	December 31, 2012
(in thousands)	Level 2*	Level 3*	Total
Current assets	$(3,629)	$68,421	$64,792
Noncurrent assets	18,899	21,678	40,577
Current liabilities	(2,593)	—	(2,593)
Noncurrent liabilities	(8,520)	(1,080)	(9,600)
Net derivative asset	$4,157	$89,019	$93,176

* Amounts classified in accordance with accounting guidance which permits offsetting fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

As of March 31, 2013, Alagasco had no derivative instruments. As of December 31, 2012, Alagasco had $2.6 million of derivative instruments which are classified as Level 2 fair values and are included in the above table as current liabilities. Alagasco had no derivative instruments classified as Level 3 fair values as of December 31, 2012.

The Company has prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its derivative instruments. The Company estimates that a 10 percent increase or decrease in commodity prices would result in an approximate $28 million change in the fair value of open Level 3 derivative contracts. The resulting impact upon the results of operations would be an approximate $5.2 million associated with open Level 3 mark-to-market derivative contracts. Cash flow requirements to meet the obligation would not be significantly impacted as gains and losses on the derivative contracts would be similarly offset by sales at the spot market price.

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 derivative commodity instruments as follows:

	Three months ended	Three months ended
(in thousands)	March 31, 2013	March 31, 2012
Balance at beginning of period	$89,019	$65,801
Realized gains	27,107	13,181
Unrealized gains (losses) relating to instruments held at the reporting date*	(63,482)	39,767
Settlements during period	(26,185)	(13,826)
Balance at end of period	$26,459	$104,923

*Includes $12.4 million in mark-to-market losses and $3.8 million in mark-to-market gains for the three months ended March 31, 2013 and 2012.

The tables below set forth quantitative information about the Company’s Level 3 fair value measurements of derivative commodity instruments as follows:

(in thousands)	Fair Value as of March 31, 2013	Valuation Technique*	Unobservable Input*	Range
Natural Gas Basis - San Juan
2013	$14,529	Discounted Cash Flow	Forward Basis	($0.14 - $0.16) Mcf
2014	$16,066	Discounted Cash Flow	Forward Basis	($0.14 - $0.16) Mcf
Natural Gas Basis - Permian
2013	$(1,854)	Discounted Cash Flow	Forward Basis	($0.12) Mcf
2014	$(2,731)	Discounted Cash Flow	Forward Basis	($0.12 - $0.14) Mcf
Oil Basis - WTS/WTI
2013	$(6,209)	Discounted Cash Flow	Forward Basis	($0.66) Bbl
Oil Basis - WTI/WTI
2013	$(2,207)	Discounted Cash Flow	Forward Basis	($0.18 - $0.28) Bbl
Natural Gas Liquids
2013	$8,865	Discounted Cash Flow	Forward Price	$0.75 - $0.83 Gal
*Discounted cash flow represents an income approach in calculating fair value including the referenced unobservable input and a discount reflecting credit quality of the counterparty.

The tables below set forth information about the offsetting of derivative assets and liabilities as follows:

	March 31, 2013
				Gross Amounts Not Offset in the Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets	$79,728	$(42,839)	$36,889	$—	$—	$36,889
Derivative liabilities	$83,987	$(42,839)	$41,148	$—	$—	$41,148

	December 31, 2012
				Gross Amounts Not Offset in the Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets	$149,504	$(44,135)	$105,369	$—	$—	$105,369
Derivative liabilities	$56,328	$(44,135)	$12,193	$—	$—	$12,193

4. RECONCILIATION OF EARNINGS PER SHARE (EPS)

	Three months ended			Three months ended
(in thousands, except per share amounts)	March 31, 2013			March 31, 2012
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS	$56,692	72,143	$0.79	$57,406	72,102	$0.80
Effect of dilutive securities
Stock options		144			216
Non-vested restricted stock		1			8
Diluted EPS	$56,692	72,288	$0.78	$57,406	72,326	$0.79

For the three months ended March 31, 2013 and 2012 the Company had 988,087 and 849,583 options, respectively, that were excluded from the computation of diluted EPS, as their effect was non-dilutive. For the three months ended March 31, 2013, the Company had 161,249 performance share awards that were excluded from the computation of diluted EPS. For the three months ended March 31, 2012, the Company had no performance share awards that were excluded from the computation of diluted EPS. For the three months ended March 31, 2013 and 2012, the Company had no options or shares of non-vested restricted stock that were excluded from the computation of diluted EPS.

5. SEGMENT INFORMATION

The Company principally is engaged in two business segments: the development, acquisition, exploration and production of oil and gas in the continental United States (oil and gas operations) and the purchase, distribution and sale of natural gas in central and north Alabama (natural gas distribution).

	Three months ended
	March 31,
(in thousands)	2013	2012
Operating revenues
Oil and gas operations	$254,994	$223,957
Natural gas distribution	237,685	194,487
Total	$492,679	$418,444
Operating income (loss)
Oil and gas operations	$26,327	$26,005
Natural gas distribution	79,293	78,560
Eliminations and corporate expenses	(284)	(395)
Total	$105,336	$104,170
Other income (expense)
Oil and gas operations	$(11,993)	$(10,558)
Natural gas distribution	(3,130)	(3,004)
Eliminations and other	58	56
Total	$(15,065)	$(13,506)
Income before income taxes	$90,271	$90,664

(in thousands)	March 31, 2013	December 31, 2012
Identifiable assets
Oil and gas operations	$5,100,983	$4,975,170
Natural gas distribution	1,155,950	1,177,134
Eliminations and other	36,245	23,586
Total	$6,293,178	$6,175,890

6. STOCK COMPENSATION

Stock Incentive Plan
Stock Options: The Stock Incentive Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, performance shares or a combination thereof to officers and key employees. Options granted under the Stock Incentive Plan provide for the purchase of Company common stock at not less than the fair market value on the date the option is granted. The sale or transfer of the shares is limited during certain periods. All outstanding options vest within three years from date of grant and expire 10 years from the grant date. The Company granted 134,076 non-qualified option shares during the first quarter of 2013 with a grant-date fair value of $16.66.

Restricted Stock: Additionally, the Stock Incentive Plan provided for the grant of restricted stock. In January 2013, 46,121 shares of restricted stock were awarded with a grant date fair value of $48.36. These awards were valued based on the quoted market price of the Company's common stock at the date of grant and have a three year vesting period.

Performance Share Awards: The Stock Incentive Plan also provided for the grant of performance share awards, with each unit equal to the market value of one share of common stock, to eligible employees based on predetermined Company performance criteria at the end of an award period. The Stock Incentive Plan provided that payment of earned performance share awards be made in the form of Company common stock. The Company estimated fair value of performance share awards based on the quoted market price of the Company's common stock and adjusted each period for the expected payout ratio. The Company granted 84,311 performance share awards during the first quarter of 2013 with a two year vesting period and a grant-date fair value of $59.19. The Company also granted 80,395 performance share awards during the first quarter of 2013 with a three year award period and a grant-date fair value of $60.81.

2004 Stock Appreciation Rights Plan
The Energen 2004 Stock Appreciation Rights Plan provides for the payment of cash incentives measured by the long-term appreciation of Company stock. These awards are liability awards which settle in cash and are re-measured each reporting period until settlement and have a three year vesting period. The Company granted 88,000 awards during the first quarter of 2013. These awards had a fair value of $20.05 as of March 31, 2013.

Petrotech Incentive Plan
The Energen Resources’ Petrotech Incentive Plan provides for the grant of stock equivalent units. These awards are liability awards which settle in cash and are re-measured each reporting period until settlement. During the three months ended March 31, 2013, Energen Resources awarded 33,796 Petrotech units, none of which included a market condition, with a fair value of $50.45 as of March 31, 2013. Also awarded were 52,768 Petrotech units which included a market condition and had a fair value of $70.39 as of March 31, 2013. These awards have a three-year vesting period.

Stock Repurchase Program
During the three months ended March 31, 2013, the Company had noncash purchases of approximately $71,000 of Company common stock in conjunction with tax withholdings on its non-qualified deferred compensation plan and other stock compensation. The Company utilized internally generated cash flows in payment of the related tax withholdings.

7. EMPLOYEE BENEFIT PLANS

The components of net pension expense for the Company’s two defined benefit non-contributory pension plans and certain nonqualified supplemental pension plans were:

	Three months ended March 31,
(in thousands)	2013	2012
Components of net periodic benefit cost:
Service cost	$3,602	$2,632
Interest cost	2,718	2,700
Expected long-term return on assets	(3,713)	(3,563)
Actuarial loss	3,690	2,099
Prior service cost amortization	122	129
Settlement charge	144	—
Net periodic expense	$6,563	$3,997

There are no required contributions to the qualified pension plans during 2013. Additionally, it is not anticipated that the funded status of the qualified pension plans will fall below statutory thresholds requiring accelerated funding or constraints on benefit levels or plan administration. The Company made a discretionary contribution of $9.0 million to the qualified pension plans in January 2013. No additional discretionary contributions are currently expected to be made to the pension plans by the Company during 2013. For the three months ending March 31, 2013, the Company made benefit payments aggregating $0.9 million to retirees from the nonqualified supplemental retirement plans and expects to make additional benefit payments of approximately $2.9 million through the remainder of 2013. In the first quarter of 2013, the Company incurred a settlement charge of $0.5 million for the payment of lump sums from the nonqualified supplemental retirement plans, of which $0.1 million was expensed and $0.4 million was recognized as a pension and postretirement asset in regulatory assets at Alagasco.

The components of net periodic postretirement benefit expense for the Company’s postretirement benefit plans were:

	Three months ended March 31,
(in thousands)	2013	2012
Components of net periodic benefit cost:
Service cost	$444	$463
Interest cost	869	1,062
Expected long-term return on assets	(1,242)	(1,109)
Actuarial loss	—	9
Transition amortization	324	479
Net periodic expense	$395	$904

For the three months ended March 31, 2013, the Company made contributions aggregating $0.5 million to the postretirement benefit plans. The Company expects to make additional discretionary contributions of approximately $1.1 million to the postretirement benefit plans through the remainder of 2013.

8. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Under various agreements for third party gathering, treatment, transportation or other services, Energen Resources is committed to deliver minimum production volumes or to pay certain costs in the event the minimum quantities are not delivered. These delivery commitments are approximately 29.6 million barrels of oil equivalent (MMBOE) through November 2021.

Energen Resources entered into three agreements which commenced at various dates from November 15, 2011 to January 15, 2012 and expire at various dates through January 2015 to secure drilling rigs necessary to execute a portion of its drilling plans. In the unlikely event that Energen Resources discontinues use of these drilling rigs, Energen Resources' total resulting exposure could be as much as $19 million depending on the contractor's ability to remarket the drilling rig.

Certain of Alagasco's long-term contracts associated with the delivery and storage of natural gas include fixed charges of approximately $94 million through September 2024. During the three months ending March 31, 2013 and 2012, Alagasco recognized approximately $14.4 million and $14.3 million, respectively, of long-term commitments through expense and its regulatory accounts in the accompanying financial statements. Alagasco also is committed to purchase minimum quantities of gas at market-related prices or to pay certain costs in the event the minimum quantities are not taken. These purchase commitments are approximately 158 Bcf through August 2020.

Alagasco purchases gas as an agent for certain of its large commercial and industrial customers. Alagasco has, in certain instances, provided commodity-related guarantees to the counterparties in order to facilitate these agency purchases. Liabilities existing for gas delivered to customers subject to these guarantees are included in the balance sheets. In the event the customer for whom the guarantee was entered fails to take delivery of the gas, Alagasco can sell such gas for the customer, with the customer liable for any resulting loss. Although the substantial majority of purchases under these guarantees are for the customers' current monthly consumption and are at current market prices, in some instances, the purchases are for an extended term at a fixed price. At March 31, 2013, the fixed price purchases under these guarantees had a maximum term outstanding through January 2014 and an aggregate purchase price of $1.1 million with a market value of $1.2 million.

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

On November 2, 2011, Energen Resources spudded the Cadenhead 25-1 Well (the Cadenhead Well) in Ward County, Texas. During the drilling phase, Chesapeake Exploration, LLC, notified Energen Resources that it believed it was the owner of the lease from which the Cadenhead Well was producing. Shortly thereafter, Energen Resources filed a declaratory judgment action in the District Court of Ward County, Texas to resolve the title dispute. Energen Resources has a fifty percent working interest in the Cadenhead Well. The Cadenhead Well produced approximately 63 net MBOE in 2012 and is expected to produce approximately 34 net MBOE in 2013. On January 18, 2013, a judgment was entered which was adverse to Energen Resources' claim of ownership. The Company believes the adverse ruling was incorrect, and plans to vigorously pursue all available avenues of appeal.

Environmental Matters: Various environmental laws and regulations apply to the operations of Energen Resources and Alagasco. Historically, the cost of environmental compliance has not materially affected the Company's financial position, results of operations or cash flows. New regulations, enforcement policies, claims for damages or other events could result in significant unanticipated costs.

Alagasco is in the chain of title of nine former manufactured gas plant sites, four of which it still owns, and five former manufactured gas distribution sites, one of which it still owns. Management expects that, should future remediation of the sites be required, Alagasco's share of the remediation costs will not materially affect the financial position of Alagasco. During 2011, a removal action was completed at the Huntsville, Alabama manufactured gas plant site pursuant to an Administrative Settlement Agreement and Order on Consent among the United States Environmental Protection Agency (EPA), Alagasco and the current site owner. In May 2012, Alagasco received from the EPA a Request for Information Pursuant to Section 104 of CERCLA relating to the EPA's investigation of a site which it refers to as the 35th Avenue Superfund Site in and around Birmingham, Jefferson County, Alabama. The inquiry requests information about a parcel owned by Alagasco and located in the vicinity of the 35th Avenue site. The parcel is the former site of a manufactured gas distribution facility. Alagasco has responded to the inquiry.

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

As a result of the audit, Energen Resources has been ordered by the ONRR to pay additional royalties on the specified U.S. federal leases in the amount of $142,000 and restructure its accounting for all federal leases in two counties in New Mexico from March 1, 2004, forward. The Company preliminarily estimates that application of the Order to all of the Company's New Mexico federal leases would result in ONRR claims for up to approximately $23 million of additional royalties plus interest and penalties for the period from March 1, 2004, forward. The preliminary findings and subsequent Order (issued April 25, 2011) are contrary to deductions allowed under previous audits, retroactive in application and inconsistent with the Company’s understanding of industry practice. The Company is vigorously contesting the Order and has requested additional information from the ONRR and the Department to assist the Company in evaluating the ONRR Order and the Department's findings. Management is unable, at this time, to determine a range of reasonably possible losses as a result of this Order, and no amount has been accrued as of March 31, 2013.

9. FINANCIAL INSTRUMENTS

The stated value of cash and cash equivalents, short-term investments, trade receivables (net of allowance), and short-term debt approximates fair value due to the short maturity of the instruments. The fair value of Energen's long-term debt, including the current portion, approximates $1,216.9 million and $1,255.8 million and has a carrying value of $1,154.0 million and $1,154.0 million at March 31, 2013 and December 31, 2012, respectively. The fair value of Alagasco's fixed-rate long-term debt, including the current portion, approximates $271.3 million and $284.7 million and has a carrying value of $250.0 million and $250.0 million at March 31, 2013 and December 31, 2012, respectively. The fair values were based on market prices of similar debt issues having the same remaining maturities, redemption terms and credit rating. Short-term debt is classified as Level 1 fair value and long-term debt is classified as Level 2 fair value.

In December 2011, the Company entered into interest rate swap agreements for $200 million of the Senior Term Loans. The swap agreements exchange a variable interest rate for a fixed interest rate of 2.4175 percent on $200 million of the principal amount outstanding. The fair value of the Company's interest rate swap was a $2.9 million and a $3.3 million liability at March 31, 2013 and December 31, 2012, respectively, and is classified as Level 2 fair value liability. The fair value of the Company's interest rate swap is recognized on a gross basis on the consolidated balance sheet.

Finance Receivables: Alagasco finances third-party contractor sales of merchandise including gas furnaces and appliances. At March 31, 2013 and December 31, 2012, Alagasco’s finance receivable totaled $10.4 million and $10.7 million, respectively. These finance receivables currently have an average balance of approximately $3,000 and with terms of up to 60 months. Financing is available only to qualified customers who meet credit worthiness thresholds for customer payment history and external agency credit reports. Alagasco relies upon ongoing payments as the primary indicator of credit quality during the term of each contract. The allowance for credit losses is recognized using an estimate of write-off percentages based on historical experience applied to an aging of the finance receivable balance. Delinquent accounts are evaluated on a case-by-case basis and, absent evidence of debt repayment after 90 days, are due in full and assigned to a third-party collection agency. The remaining finance receivable is written off approximately 12 months after being assigned to the third-party collection agency. Alagasco had finance receivables past due 90 days or more of $0.6 million and $0.5 million as of March 31, 2013 and December 31, 2012, respectively.

The following table sets forth a summary of changes in the allowance for credit losses as follows:

(in thousands)
Allowance for credit losses as of December 31, 2012	$470
Provision	116
Allowance for credit losses as of March 31, 2013	$586

10. REGULATORY ASSETS AND LIABILITIES

The following table details regulatory assets and liabilities on the balance sheets:

(in thousands)	March 31, 2013		December 31, 2012
	Current	Noncurrent	Current	Noncurrent
Regulatory assets:
Pension and postretirement assets	$253	$89,316	$170	$90,708
Accretion and depreciation for asset retirement obligation	—	16,884	—	16,536
Risk management activities	—	—	2,593	—
Rate recovery of asset removal costs, net	—	2,802	—	3,322
Gas supply adjustment	23,857	—	42,726	—
Other	25	—	26	—
Total regulatory assets	$24,135	$109,002	$45,515	$110,566
Regulatory liabilities:
RSE adjustment	$2,262	$—	$1,740	$—
Unbilled service margin	22,108	—	25,078	—
Postretirement liabilities	—	1,487	—	1,237
Refundable negative salvage	17,483	41,352	18,265	53,467
Asset retirement obligation	—	25,211	—	24,930
Other	33	762	33	770
Total regulatory liabilities	$41,886	$68,812	$45,116	$80,404

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

During the three months ended March 31, 2013, Energen Resources recognized amounts representing expected future costs associated with site reclamation, facilities dismantlement, and plug and abandonment of wells as follows:

(in thousands)
Balance as of December 31, 2012	$118,023
Liabilities incurred	901
Liabilities settled	(322)
Accretion expense	1,997
Balance as of March 31, 2013	$120,599

The Company recognizes conditional obligations if such obligations can be reasonably estimated and a legal requirement to perform an asset retirement activity exists. Alagasco accrues removal costs on certain gas distribution assets over the useful lives of its property, plant and equipment through depreciation expense in accordance with rates approved by the APSC. Alagasco recorded a conditional asset retirement obligation, on a discounted basis, of $25.2 million and $24.9 million to purge and cap its gas pipelines upon abandonment as a regulatory liability as of March 31, 2013 and December 31, 2012, respectively. Regulatory assets for accumulated asset removal costs of $2.8 million and $3.3 million as of March 31, 2013 and December 31, 2012, are included as regulatory assets in noncurrent assets on the balance sheets. The costs associated with asset retirement obligations are either currently being recovered in rates or are probable of recovery in future rates.

12. ACQUISITION AND DISPOSITION OF PROPERTIES

During the first quarter of 2013, Alagasco entered into a purchase and sale agreement to sell its Birmingham Metro Operations Center which is located on 11.7 acres in downtown Birmingham and has been in service since the 1940's. The sales price is approximately $14 million and the sale is expected to close in August of 2013. Effective upon closing, Alagasco plans to lease the facility from the purchaser for a period of approximately 18 months.

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

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides changes in the components of accumulated other comprehensive income (loss), net of the related income tax effects.

(in thousands)	Cash Flow Hedges	Pension and Postretirement Plans	Total
Balance as of December 31, 2012	$44,196	$(52,507)	$(8,311)
Other comprehensive income (loss) before reclassifications	(26,818)	—	(26,818)
Amounts reclassified from accumulated other comprehensive income (loss)	(10,454)	1,808	(8,646)
Change in accumulated other comprehensive income (loss)	(37,272)	1,808	(35,464)
Balance as of March 31, 2013	$6,924	$(50,699)	$(43,775)

The following table provides details of the reclassifications out of accumulated other comprehensive income (loss).

	Three months ended
	March 31, 2013
(in thousands)	Amounts Reclassified	Line Item Where Presented
Gains and (losses) on cash flow hedges:
Commodity contracts	$17,290	Operating revenues
Interest rate swap	(409)	Interest expense
Total cash flow hedges	16,881
Income tax expense	(6,427)
Net of tax	10,454
Pension and postretirement plans:
Transition obligation	(74)	Operations and maintenance
Prior service cost	(78)	Operations and maintenance
Actuarial losses*	(2,254)	Operations and maintenance
Actuarial losses on settlement charges*	(375)	Regulatory asset
Total pension and postretirment plans	(2,781)
Income tax expense	973
Net of tax	(1,808)
Total reclassifications for the period	$8,646
* In the first quarter of 2013, the Company incurred a settlement charge of $0.5 million for the payment of lump sums from the nonqualified supplemental retirement plans, of which $0.1 million is recognized in actuarial losses above and $0.4 million is recognized as a regulatory asset at Alagasco and reported in actuarial losses on settlement charges above.

14. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2011, the FASB issued Accounting Standard Update (ASU) No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendment is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The effective date and transition of the disclosure requirement in ASU No. 2011-11 remained unchanged. The adoption of this standard did not have a material impact on the consolidated financial statements of the Company. The additional disclosures are included in Note 3, Derivative Commodity Instruments.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to include reclassification adjustments for items that are reclassified from other comprehensive income to net income in a single note or on the face of the financial statements. The amendment was effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of this standard did not have a material impact on the consolidated financial statements of the Company. The additional disclosures are included in Note 13, Accumulated Other Comprehensive Income (Loss).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Energen's net income totaled $56.7 million ($0.78 per diluted share) for the three months ended March 31, 2013 compared with net income of $57.4 million ($0.79 per diluted share) for the same period in the prior year. Energen Resources Corporation, Energen's oil and gas subsidiary, had net income for the three months ended March 31, 2013, of $8.8 million as compared with $9.5 million in the same quarter in the previous year. This decrease in net income was primarily the result of increased lease operating expense excluding production taxes (approximately $16 million after-tax), higher depreciation, depletion and amortization (DD&A) expense (approximately $13 million after-tax), higher administrative expense (approximately $4 million after-tax), lower natural gas production volumes (approximately $4 million after-tax), decreased natural gas liquids commodity prices (approximately $2 million after-tax), and a year-over-year after-tax $0.7 million non-cash mark-to-market decrease in derivatives (resulting from an after-tax $26 million non-cash mark-to-market loss on derivatives for the first quarter of 2013 and an after-tax $25.3 million non-cash mark-to-market loss on derivatives for the first quarter of 2012). Positively affecting net income was the impact of higher oil and natural gas liquids production volumes (approximately $20 million after-tax), increased natural gas and oil commodity prices (approximately $4 million after-tax) and a noncash impairment in the first quarter of 2012 on certain natural gas properties in East Texas of approximately $13.4 million after-tax. Energen's natural gas utility, Alagasco, reported net income of $47.2 million in the first quarter of 2013 compared to net income of $46.9 million in the same period last year. This increase primarily reflects the utility’s ability to earn on a higher level of equity in support of Alagasco's investment in its distribution system and support systems devoted to public service.

Oil and Gas Operations
Revenues from oil and gas operations rose 13.9 percent to $255.0 million for the three months ended March 31, 2013 largely as a result of higher oil and natural gas liquids production volumes combined with increased realized natural gas and oil commodity prices partially offset by lower natural gas production volumes and decreased realized natural gas liquids commodity prices. During the current quarter, revenue per unit of production for natural gas increased 8.4 percent to $4.27 per thousand cubic feet (Mcf), while oil revenue per unit of production rose slightly to $85.66 per barrel. Natural gas liquids revenue per unit of production fell 11.5 percent to an average price of $0.77 per gallon. Revenues per unit of production include realized prices and the effects of designated cash flow hedges and exclude the impact of the mark-to-market hedges.

Production for the current quarter increased largely due to higher volumes related to increased field development in certain Permian Basin liquids-rich properties offset by normal production declines. Natural gas production in the first quarter declined 7.4 percent to 17.7 billion cubic feet (Bcf), oil volumes increased 18.6 percent to 2,317 thousand barrels (MBbl) and natural gas liquids production rose 6.2 percent to 27.6 million gallons (MMgal). Oil and natural gas liquids comprised approximately 50 percent of Energen Resources' production for the current quarter.

Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. The Company includes gains and losses on the disposition of these assets in operating revenues. Energen Resources recorded a pre-tax gain of $0.7 million in the first quarter of 2013 from the sale of various Permian Basin properties. Energen Resources recorded no property sales in the first quarter of 2012.

Operations and maintenance (O&M) expense increased $31.4 million for the quarter. Lease operating expense (excluding production taxes) generally reflects year over year increases in the number of active wells resulting from Energen Resources' ongoing development, exploratory and acquisition activities. Lease operating expense (excluding production taxes) increased $24.9 million for the quarter largely due to additional workover and repair expense (approximately $10.7 million), increased water disposal costs (approximately $3.5 million), higher ad valorem taxes (approximately $3.5 million), additional equipment rental expense(approximately $3.4 million), increased gathering costs (approximately $1.3 million) and increased chemical and treatment costs (approximately $1.1 million). On a per unit basis, the average lease operating expense (excluding production taxes) for the current quarter was $13.77 per barrel of oil equivalent (BOE) as compared to $9.84 per BOE in the same period a year ago. Administrative expense increased $6.8 million for the three months ended March 31, 2013 largely due to higher labor costs (approximately $2.9 million) and increased costs from the Company’s benefit and performance-based compensation plans (approximately $2.6 million). Exploration expense fell $0.3 million in the first quarter of 2013.

Energen Resources' DD&A expense for the quarter increased $20.5 million, excluding the prior year impairment writedown on certain properties in East Texas of $21.5 million pre-tax to adjust the carrying amount of certain properties to their fair value based on expected future discounted cash flows. The average depletion rate for the current quarter was $17.46 per BOE as compared to

$14.44 per BOE, excluding the asset impairment, in the same period a year ago. The increase in the current quarter per unit DD&A rate, which contributed approximately $17.9 million to the increase in DD&A expense, was largely due to higher rates resulting from an increase in development costs. Higher production volumes contributed approximately $2.4 million to the increase in DD&A expense for the quarter.

Energen Resources' expense for taxes other than income taxes was $0.2 million higher in the three months ended March 31, 2013 largely due to production-related taxes. Higher oil and natural gas liquids commodity production volumes contributed approximately $0.4 million to the increase in production-related taxes partially offset by a decrease of approximately $0.2 million primarily due to lower net commodity market prices. Commodity market prices exclude the effects of derivative instruments for purposes of determining severance taxes.

Natural Gas Distribution
Natural gas distribution revenues increased $43.2 million for the quarter largely due to higher gas costs and an increase in customer usage partially offset by adjustments from the utility’s rate setting mechanisms. During the first quarter of 2013, Alagasco had a net $2.4 million pre-tax reduction in revenues to bring the return on average common equity to midpoint within the allowed range of return. For the quarter, weather that was 28.7 percent colder than in the same quarter in the prior year contributed to a 26 percent increase in residential sales volumes and a 22.2 percent rise in commercial and industrial customer sales volumes. Transportation volumes increased 6.3 percent in period comparisons. Higher gas costs combined with an increase in gas purchase volumes resulted in a 60.2 percent increase in cost of gas for the quarter. Utility gas costs include commodity cost, risk management gains and losses and the provisions of the Gas Supply Adjustment (GSA) rider. The GSA rider in Alagasco's rate schedule provides for a pass-through of gas price fluctuations to customers without markup. Alagasco's tariff provides a temperature adjustment mechanism, also included in the GSA, that is designed to moderate the impact of departures from normal temperatures on Alagasco’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers.

O&M expense rose 11.6 percent in the current quarter primarily due to higher labor-related costs (approximately $1.9 million), additional distribution operation expenses (approximately $1 million), higher bad debt expense (approximately $0.5 million) and increased business development and marketing expense (approximately $0.4 million).

A 2.7 percent increase in depreciation expense in the current quarter was primarily due to the extension and replacement of the utility's distribution system and replacement of its support systems. Taxes other than income taxes primarily reflected various state and local business taxes as well as payroll-related taxes. State and local business taxes generally are based on gross receipts and fluctuate accordingly.

Non-Operating Items
Interest expense for the Company rose $1.3 million in the first quarter of 2013 largely due to higher short-term borrowings. Income tax expense for the Company increased $0.3 million in the current quarter.

FINANCIAL POSITION AND LIQUIDITY

Cash flows from operations for the year-to-date were $261.5 million as compared to $231.0 million in the prior period. The Company’s working capital needs were influenced by accrued taxes, commodity prices and the timing of payments and recoveries, including gas supply pass-through adjustments and refundable negative salvage costs. Working capital needs at Alagasco were additionally affected by higher gas costs and changes to storage gas inventory compared to the prior period.

The Company had a net outflow of cash from investing activities of $309.4 million for the three months ended March 31, 2013 primarily due to additions of property, plant and equipment of $310 million. Energen Resources incurred on a cash basis $291 million in capital expenditures primarily related to the acquisition and development of oil and gas properties. Utility capital expenditures on a cash basis totaled $19.0 million year-to-date and primarily represented expansion and replacement of its distribution system and replacement of its support facilities and information systems.

The Company provided net cash of $58.6 million from financing activities in the year-to-date primarily due to an increase in short-term borrowings partially offset by the payment of dividends to common shareholders.

Oil and Gas Operations
The Company plans to continue investing significant capital in Energen Resources’ oil and gas production operations. For 2013, the Company expects its oil and gas capital spending to total approximately $1,015 million, including $795 million for existing properties, including exploration to date of $96 million. On an annual basis, the development and exploration expenditures cannot be reasonably segregated as drilling and development throughout the course of the year may change the classification of locations currently identified as exploratory.

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

Natural Gas Distribution
Alagasco is subject to regulation by the Alabama Public Service Commission (APSC) and is allowed to earn a range of return of 13.15 percent to 13.65 percent on average common equity throughout the term of the Rate Stabilization and Equalization (RSE) order. The Company’s current RSE order has a term extending through December 31, 2014. At its March 2013 monthly meeting, the APSC announced the schedule for a series of public informal proceedings to review the Company’s RSE mechanism. The Company expects discussion topics to include allowed range of return on equity and the term length of renewals. The public proceedings are scheduled to occur on September 5, September 25, October 9 and November 13, 2013. RSE limits the utility’s equity upon which a return is permitted to 55 percent of total capitalization, subject to certain adjustments. Given existing economic conditions, Alagasco expects only modest growth in equity supporting Alagasco's investment in its distribution system and support systems devoted to public service as annual dividends are typically paid by the utility.

On June 28, 2010, the APSC approved a reduction in depreciation rates, effective June 1, 2010, for Alagasco with the revised prospective composite depreciation rate approximating 3.1 percent. Related to the lower depreciation rates, Alagasco refunded to eligible customers approximately $25.6 million of refundable negative salvage costs through a one-time bill credit in July 2010. Refunds of negative salvage costs to customers through lower tariff rates were $12.9 million, $14.2 million, $22.2 million and $2.7 million for the periods January through March 2013, January through December 2012, January through December 2011 and in December 2010, respectively. Alagasco anticipates refunding approximately $17.5 million of refundable negative salvage costs through lower tariff rates over the next twelve months. An additional estimated $41.4 million of refundable negative salvage costs will be refunded to eligible customers on a declining basis through lower tariff rates over a seven year period beginning January 1, 2013. The total amount refundable to customers is subject to adjustments over the entire nine year period for charges made to the Enhanced Stability Reserve (ESR) and other commission-approved charges. The refunds as of March 2013 and the remaining amount refundable over the entire nine year period are due to a re-estimation of future removal costs provided for through the prior depreciation rates. The re-estimation was primarily the result of Alagasco’s actual removal cost experience, combined with technology improvements and Alagasco’s system efficiency improvements, during the five years prior to the approval of the reduction in depreciation rates.

Alagasco is a mature utility operating in a slow-growth service area which includes municipalities that have in recent years experienced population declines. Alagasco's average customer count for 2012 declined approximately 0.6 percent from 2011 and reflected a moderation in decline over the five-year trend. Other factors impacting Alagasco's average customer count include recent warmer weather trends, enhanced credit and collection efforts and the loss of customers due to a 2011 weather event. Alagasco monitors the bad debt reserve and makes adjustments as required based on its evaluation of receivables which are impacted by natural gas prices, weather conditions and the underlying current and future economic conditions facing the utility's customer base. During the three months ended March 31, 2013, Alagasco reduced the bad debt reserve by approximately $1.1 million primarily due to certain aged receivables transitioned to the utility's long-term collections, in addition to the impact of its collection related initiatives.

Alagasco maintains an investment in storage gas that is expected to average approximately $28 million in 2013 but will vary depending upon the price of natural gas. During 2013, Alagasco plans to invest an estimated $75 million in capital expenditures for the normal needs of its distribution and support systems and for technology-related projects designed to improve customer service. The utility anticipates funding these capital requirements through internally generated capital and the utilization of its credit facilities. Alagasco also may issue long-term debt periodically to replace short-term obligations, enhance liquidity and provide for permanent financing.

During the first quarter of 2013, Alagasco entered into a purchase and sale agreement to sell its Birmingham Metro Operations Center which is located on 11.7 acres in downtown Birmingham and has been in service since the 1940's. The sales price is approximately $14 million and the sale is expected to close in August of 2013. Effective upon closing, Alagasco plans to lease the facility from the purchaser for a period of approximately 18 months.

Derivative Commodity Instruments
Energen Resources periodically enters into derivative commodity instruments to hedge its price exposure to its estimated oil, natural gas and natural gas liquids production. Such instruments may include over-the-counter (OTC) swaps, collars and basis hedges typically with investment and commercial banks and energy-trading firms. At March 31, 2013, the counterparty agreements under which the Company had active positions did not include collateral posting requirements. Energen Resources was in a net loss position with six of its active counterparties and in a net gain with the remaining seven at March 31, 2013. The Company is at risk for economic loss based upon the creditworthiness of its counterparties. Hedge transactions are pursuant to standing authorizations by the Board of Directors, which do not authorize speculative positions.

In prior years, Alagasco entered into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply pursuant to standing authorizations by the Board of Directors. Alagasco has not entered into any cash flow derivative transactions on its gas supply since 2010. Alagasco recognizes all derivatives at fair value as either assets or liabilities on the balance sheet. Any realized gains or losses are passed through to customers using the mechanisms of the GSA in compliance with Alagasco’s APSC-approved tariff and are recognized as a regulatory asset or regulatory liability.

Energen Resources entered into the following transactions for the remainder of 2013 and subsequent years:

Production Period	Total Hedged Volumes		Average Contract Price	Description
Natural Gas
2013	9.4	Bcf	$4.83 Mcf	NYMEX Swaps
	24.4	Bcf	$4.56 Mcf	Basin Specific Swaps - San Juan
	2.5	Bcf*	$4.17 Mcf	Basin Specific Swaps - San Juan
	3.4	Bcf	$3.45 Mcf	Basin Specific Swaps - Permian
	1.1	Bcf*	$4.16 Mcf	Basin Specific Swaps - Permian
2014	10.6	Bcf	$4.55 Mcf	NYMEX Swaps
	25.7	Bcf	$4.72 Mcf	Basin Specific Swaps - San Juan
	5.8	Bcf*	$4.06 Mcf	Basin Specific Swaps - San Juan
	9.7	Bcf	$3.81 Mcf	Basin Specific Swaps - Permian
Oil
2013	6,752	MBbl	$90.99 Bbl	NYMEX Swaps
2014	9,796	MBbl	$92.64 Bbl	NYMEX Swaps
2015	720	MBbl	$90.10 Bbl	NYMEX Swaps
Oil Basis Differential
2013	2,701	MBbl	$(3.02) Bbl	WTS/WTI Basis Swaps**
	2,995	MBbl	$(1.00) Bbl	WTI/WTI Basis Swaps***
Natural Gas Liquids
2013	33.9	MMGal	$1.02 Gal	Liquids Swaps
* Contract entered into subsequent to March 31, 2013
**WTS - West Texas Sour/Midland, WTI - West Texas Intermediate/Cushing
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

The following sets forth derivative assets and liabilities that were measured at fair value on a recurring basis:

	March 31, 2013
(in thousands)	Level 2*	Level 3*	Total
Current assets	$(12,452)	$23,142	$10,690
Noncurrent assets	12,194	14,005	26,199
Current liabilities	(24,834)	(7,965)	(32,799)
Noncurrent liabilities	(5,626)	(2,723)	(8,349)
Net derivative asset (liability)	$(30,718)	$26,459	$(4,259)

	December 31, 2012
(in thousands)	Level 2*	Level 3*	Total
Current assets	$(3,629)	$68,421	$64,792
Noncurrent assets	18,899	21,678	40,577
Current liabilities	(2,593)	—	(2,593)
Noncurrent liabilities	(8,520)	(1,080)	(9,600)
Net derivative asset	$4,157	$89,019	$93,176

* Amounts classified in accordance with accounting guidance which permits offsetting fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

As of March 31, 2013, Alagasco had no derivative instruments. As of December 31, 2012, Alagasco had $2.6 million of derivative instruments which are classified as Level 2 fair values and are included in the above table as current liabilities. Alagasco had no derivative instruments classified as Level 3 fair values as of December 31, 2012.

Level 3 assets and liabilities as of March 31, 2013, represent an immaterial amount of total assets and liabilities. Changes in fair value primarily result from price changes in the underlying commodity. The Company has prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its derivative instruments. The Company estimates that a 10 percent increase or decrease in commodity prices would result in an approximate $28 million change in the fair value of open Level 3 derivative contracts. The resulting impact upon the results of operations would be an approximate $5.2 million associated with open Level 3 mark-to-market derivative contracts. Cash flow requirements to meet the obligation would not be significantly impacted as gains and losses on the derivative contracts would be similarly offset by sales at the spot market price.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law. Title VII of the Dodd-Frank Act establishes federal oversight and regulation of the over-the-counter derivatives markets and participants in such markets and requires the Commodities Futures Trading Commission (CFTC) and the Securities and Exchange Commission (SEC) to promulgate implementing rules and regulations. The Dodd-Frank Act imposes certain margin, clearing and trade execution requirements.  Energen's derivative transactions qualify for the end-user exception which exempts them from certain Dodd-Frank Act margin and exchange clearing requirements pursuant to final regulations adopted by the CFTC and SEC and published in the Federal Register on July 19, 2012.

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

At March 31, 2013, the Company reported negative working capital of $908.2 million arising from current liabilities of $1,273.0 million exceeding current assets of $364.8 million. The negative working capital is primarily due to a $69 million in increase in borrowings during the first quarter of 2013 and a $628 million increase in borrowings during 2012 under the syndicated unsecured credit facilities and in support of Energen's capital projects. Generally Accepted Accounting Principles require classification as short term for obligations such as these that are subject to the execution of individual notes with maturity dates less than one year. The syndicated unsecured credit facilities were entered into on October 30, 2012 and have a five-year term. Accordingly, the Company believes that it has adequate financing capacity available for its expected liquidity needs.

Working capital of Energen is also influenced by the fair value of the Company's derivative financial instruments associated with future production. Energen's accounts receivable and accounts payable at March 31, 2013 include $10.7 million and $32.8 million, respectively, associated with its derivative financial instruments. Working capital of Alagasco is additionally impacted by the recovery and pass-through of regulatory items and the seasonality of Alagasco's business and reflects an expected pass-through to rate payers of $17.5 million in refundable negative salvage costs representing a reduction in future revenues through lower tariff rates. Energen and Alagasco rely upon cash flows from operations supplemented by its syndicated unsecured credit facilities to fund working capital needs.

Credit Ratings
On April 26, 2013, Moody's Investor Service updated its credit opinion for Energen and Alagasco confirming Energen's senior unsecured credit rating as investment grade with a negative outlook. Alagasco's senior unsecured credit rating was lowered one notch but remains investment grade with a negative outlook. Energen and Alagasco's debt ratings by Standard & Poor's are considered investment grade with a stable outlook.

Dividends
Energen expects to pay annual cash dividends of $0.58 per share on the Company’s common stock in 2013. The amount and timing of all dividend payments is subject to the discretion of the Board of Directors and is based upon business conditions, results of operations, financial conditions and other factors.

Contractual Cash Obligations
In the course of ordinary business activities, Energen enters into a variety of contractual cash obligations and other commitments. Except as discussed below, there have been no material changes to the contractual cash obligations of the Company since December 31, 2012.

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

As a result of the audit, Energen Resources has been ordered by the ONRR to pay additional royalties on the specified U.S. federal leases in the amount of $142,000 and restructure its accounting for all federal leases in two counties in New Mexico from March 1, 2004 forward. The Company preliminarily estimates that application of the Order to all of the Company's New Mexico federal leases would result in ONRR claims for up to approximately $23 million of additional royalties plus interest and penalties for the period from March 1, 2004 forward. The preliminary findings and subsequent Order (issued April 25, 2011) are contrary to deductions allowed under previous audits, retroactive in application and inconsistent with the Company’s understanding of industry practice. The Company is vigorously contesting the Order and has requested additional information from the ONRR and the Department to assist the Company in evaluating the ONRR Order and the Department's findings. Management is unable, at this time, to determine a range of reasonably possible losses as a result of this Order, and no amount has been accrued as of March 31, 2013.

On April 4, 2013, a New Mexico corporate tax bill was signed into law which gradually reduces the New Mexico state income tax rate from the current 7.6 percent to 5.9 percent over a five year period.  The Company will recognize a $1.6 million income tax benefit during the second quarter of 2013, the period the law was enacted, to reflect the impact of this change.

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

Commodity prices for crude oil and natural gas are volatile, and a substantial reduction in commodity prices could adversely affect the Company's results and the carrying value of its oil and natural gas properties: The Company and Alagasco are significantly influenced by commodity prices. Historical markets for oil, natural gas and natural gas liquids have been volatile. Energen Resources’ revenues, operating results, profitability and cash flows depend primarily upon the prices realized for its oil, gas and natural gas liquid production. Additionally, downward commodity price trends may impact expected cash flows from future production and potentially reduce the carrying value of Company-owned oil and natural gas properties. Alagasco’s competitive position and customer demand is significantly influenced by prices for natural gas which are passed-through to customers.

Market conditions or a downgrade in the credit ratings of the Company or its subsidiaries could negatively impact its cost of and ability to access capital for future development and working capital needs: The Company and its subsidiaries rely on access to credit markets. The availability and cost of credit market access is significantly influenced by market events and rating agency evaluations for lenders, the Company and its subsidiaries. In addition to operating results, business decisions relating to recapitalization, refinancing, restructuring, acquisition and disposition (including by sale, spin-off or distribution) transactions involving the Company, Energen Resources or Alagasco may negatively impact market and rating agency considerations regarding the credit of the Company or its subsidiaries, and the management of the Company periodically considers these types of transactions. Market volatility and credit market disruption may severely limit credit availability and issuer credit ratings can change rapidly. Events negatively affecting credit ratings and credit market liquidity could increase borrowing costs, limit availability of funds to the Company and adversely affect the price of outstanding debt securities.

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

SELECTED BUSINESS SEGMENT DATA
ENERGEN CORPORATION
(Unaudited)
	Three months ended
	March 31,
(in thousands, except sales price data)	2013	2012
Oil and Gas Operations
Operating revenues
Natural gas	$71,072	$75,580
Oil	161,812	124,314
Natural gas liquids	21,116	23,712
Other	994	351
Total	$254,994	$223,957
Non-cash mark-to-market gains (losses) included in operating revenues above
Natural gas	$(4,375)	$283
Oil	(36,652)	(41,920)
Natural gas liquids	(21)	965
Total	$(41,048)	$(40,672)
Production volumes
Natural gas (MMcf)	17,688	19,092
Oil (MBbl)	2,317	1,953
Natural gas liquids (MMgal)	27.6	26.0
Total production volumes (MBOE)	5,921	5,755
Revenue per unit of production including effects of designated cash flow hedges
Natural gas (Mcf)	$4.27	$3.94
Oil (barrel)	$85.66	$85.12
Natural gas liquids (gallon)	$0.77	$0.87
Revenue per unit of production excluding effects of all derivative instruments
Natural gas (Mcf)	$3.31	$2.67
Oil (barrel)	$82.44	$98.58
Natural gas liquids (gallon)	$0.68	$0.95
Other data
Lease operating expense
Lease operating expense and other	$81,546	$56,612
Production taxes	14,363	14,162
Total	$95,909	$70,774
Depreciation, depletion and amortization	$104,566	$84,088
Asset impairment	$—	$21,545
Capital expenditures	$285,053	$340,967
Exploration expense	$1,500	$1,789
Operating income	$26,327	$26,005

Natural Gas Distribution
Operating revenues
Residential	$162,739	$130,509
Commercial and industrial	57,599	46,756
Transportation	18,240	15,598
Other	(893)	1,624
Total	$237,685	$194,487
Gas delivery volumes (MMcf)
Residential	10,382	8,238
Commercial and industrial	4,207	3,442
Transportation	12,790	12,036
Total	27,379	23,716
Other data
Depreciation and amortization	$10,729	$10,446
Capital expenditures	$19,697	$14,943
Operating income	$79,293	$78,560

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

Energen Resources periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations to its estimated oil, natural gas and natural gas liquids production. In prior years, Alagasco entered into cash flow derivative commodity instruments to hedge its gas supply exposure. Such instruments may include over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms and are believed to be creditworthy by the Company. The Company is at risk for economic loss based upon the creditworthiness of its counterparties. All hedge transactions are subject to the Company's risk management policy, approved by the Board of Directors, which does not permit speculative positions. The Company formally documents all relationships between hedging instruments and hedged items at the inception of the cash flow hedge, as well as its risk management objective and strategy for undertaking the hedge. As of March 31, 2013, the maximum term over which Energen Resources has hedged exposures to the variability of cash flows is through December 31, 2015.

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

The Company’s interest rate exposure as of March 31, 2013, primarily relates to its syndicated credit facilities with variable interest rates. The weighted average interest rate for amounts outstanding at March 31, 2013 was 1.37 percent. The Company's interest rate exposure as of March 31, 2013, was minimal since approximately 91 percent of long-term debt obligations were at fixed rates.

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

PART II: OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs**
January 1, 2013 through January 31, 2013	—		$—	—	8,992,700
February 1, 2013 through February 28, 2013	—		—	—	8,992,700
March 1, 2013 through March 31, 2013	1,556	*	45.56	—	8,992,700
Total	1,556		$45.56	—	8,992,700

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
quarter ended March 31, 2013 are formatted in XBRL

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGEN CORPORATION ALABAMA GAS CORPORATION

May 9, 2013	By	/s/ J. T. McManus, II
J. T. McManus, II
Chairman, Chief Executive Officer and President of Energen Corporation; Chairman and Chief Executive Officer of Alabama Gas Corporation

May 9, 2013	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr.
Vice President, Chief Financial Officer and Treasurer of Energen Corporation and Alabama Gas Corporation

May 9, 2013	By	/s/ Russell E. Lynch, Jr.
Russell E. Lynch, Jr.
Vice President and Controller of Energen Corporation

May 9, 2013	By	/s/ William D. Marshall
William D. Marshall
Vice President and Controller of Alabama Gas Corporation