Form 10-Q
period 2013-09-30
ALABAMA GAS CORP; ENERGEN CORP
filed 2013-11-08
CIK 3146, 277595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _______________

Commission File Number	Registrant	State of Incorporation	IRS Employer Identification Number
1-7810	Energen Corporation	Alabama	63-0757759
2-38960	Alabama Gas Corporation	Alabama	63-0022000
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

Energen Corporation - Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Alabama Gas Corporation - Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Energen Corporation	YES	☐	NO	☒
Alabama Gas Corporation	YES	☐	NO	☒
Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of November 1, 2013.

Energen Corporation	$0.01 par value	72,685,415 shares
Alabama Gas Corporation	$0.01 par value	1,972,052 shares

ENERGEN CORPORATION AND ALABAMA GAS CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
ENERGEN CORPORATION
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Operating Revenues
Oil and gas operations	$272,038	$214,620	$875,350	$799,339
Natural gas distribution	48,368	61,809	390,567	327,183
Total operating revenues	320,406	276,429	1,265,917	1,126,522
Operating Expenses
Cost of gas	20,435	20,924	163,448	94,179
Operations and maintenance	141,271	123,730	413,401	336,568
Depreciation, depletion and amortization	136,123	96,634	365,355	276,465
Taxes, other than income taxes	24,858	19,572	77,955	64,314
Accretion expense	1,771	1,605	5,187	4,691
Total operating expenses	324,458	262,465	1,025,346	776,217
Operating Income (Loss)	(4,052)	13,964	240,571	350,305
Other Income (Expense)
Interest expense	(17,689)	(17,195)	(51,751)	(48,447)
Other income	13,062	1,488	15,578	3,678
Other expense	(434)	(84)	(631)	(305)
Total other expense	(5,061)	(15,791)	(36,804)	(45,074)
Income (Loss) From Continuing Operations Before Income Taxes	(9,113)	(1,827)	203,767	305,231
Income tax expense (benefit)	(3,627)	(322)	73,897	110,508
Income (Loss) From Continuing Operations	(5,486)	(1,505)	129,870	194,723
Discontinued Operations, net of taxes
Income (loss) from discontinued operations	1,866	3,551	6,269	(3,984)
Loss on disposal of discontinued operations	(15,678)	—	(15,678)	—
Income (Loss) From Discontinued Operations	(13,812)	3,551	(9,409)	(3,984)
Net Income (Loss)	$(19,298)	$2,046	$120,461	$190,739
Diluted Earnings Per Average Common Share
Continuing Operations	$(0.08)	$(0.02)	$1.80	$2.69
Discontinued operations	(0.19)	0.05	(0.13)	(0.05)
Net Income (Loss)	$(0.27)	$0.03	$1.67	$2.64
Basic Earnings Per Average Common Share
Continuing Operations	$(0.08)	$(0.02)	$1.80	$2.70
Discontinued operations	(0.19)	0.05	(0.13)	(0.06)
Net Income (Loss)	$(0.27)	$0.03	$1.67	$2.64
Dividends Per Common Share	$0.145	$0.140	$0.435	$0.420
Diluted Average Common Shares Outstanding	72,346	72,316	72,272	72,301
Basic Average Common Shares Outstanding	72,346	72,130	72,220	72,121

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
ENERGEN CORPORATION
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Net Income (Loss)	$(19,298)	$2,046	$120,461	$190,739
Other comprehensive income (loss):
Cash flow hedges:
Current period change in fair value of commodity derivative instruments, net of tax of $42, ($30,622), ($6,669) and $30,621	69	(49,962)	(10,882)	49,961
Reclassification adjustment for commodity derivative instruments, net of tax of ($3,205), ($4,924), ($11,486) and ($14,303)	(5,229)	(8,034)	(18,740)	(23,337)
Current period change in fair value of interest rate swap, net of tax of ($188), ($375), ($23) and ($1,205)	(350)	(697)	(42)	(2,240)
Reclassification adjustment for interest rate swap, net of tax of $156, $142, $449 and $422	290	263	833	783
Total cash flow hedges	(5,220)	(58,430)	(28,831)	25,167
Pension and postretirement plans:
Amortization of net obligation at transition, net of taxes of $26, $25, $77 and $75	48	47	143	140
Amortization of prior service cost, net of taxes of $28, $30, $82 and $89	51	55	153	166
Amortization of net loss, including settlement charges, net of taxes of $729, $413, $2,383 and $1,238	1,354	766	4,425	2,300
Current period change in fair value of pension and postretirement plans, net of taxes of $2,238, ($4,073), $2,238 and ($4,073)	4,157	(7,564)	4,157	(7,564)
Total pension and postretirement plans	5,610	(6,696)	8,878	(4,958)
Comprehensive Income (Loss)	$(18,908)	$(63,080)	$100,508	$210,948

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
ENERGEN CORPORATION
(Unaudited)

(in thousands)	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$12,413	$9,704
Accounts receivable, net of allowance for doubtful accounts of $6,070 at September 30, 2013, and $6,549 at December 31, 2012	200,043	277,900
Inventories
Storage gas inventory	39,507	32,205
Materials and supplies	19,187	28,291
Liquified natural gas in storage	2,990	3,498
Regulatory asset	11,213	45,515
Income tax receivable	7,653	6,664
Assets held for sale	183,862	—
Deferred income taxes	42,722	8,520
Prepayments and other	12,996	12,823
Total current assets	532,586	425,120
Property, Plant and Equipment
Oil and gas properties, successful efforts method	6,655,343	6,439,127
Less accumulated depreciation, depletion and amortization	1,657,682	1,765,241
Oil and gas properties, net	4,997,661	4,673,886
Utility plant	1,471,174	1,416,590
Less accumulated depreciation	594,604	573,947
Utility plant, net	876,570	842,643
Other property, net	29,733	25,107
Total property, plant and equipment, net	5,903,964	5,541,636
Other Assets
Regulatory asset	89,004	110,566
Other postretirement assets	17,417	1,404
Long-term derivative instruments	12,786	40,577
Deferred charges and other	59,115	56,587
Total other assets	178,322	209,134
TOTAL ASSETS	$6,614,872	$6,175,890

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED BALANCE SHEETS
ENERGEN CORPORATION
(Unaudited)

(in thousands, except share and per share data)	September 30, 2013	December 31, 2012
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Long-term debt due within one year	$125,000	$50,000
Notes payable to banks	901,000	643,000
Accounts payable	256,109	257,579
Accrued taxes	51,878	30,076
Customers’ deposits	20,531	24,705
Amounts due customers	19,974	19,718
Accrued wages and benefits	25,896	24,984
Regulatory liability	40,168	45,116
Royalty payable	49,976	34,426
Liabilities related to assets held for sale	23,945	—
Other	26,812	30,178
Total current liabilities	1,541,289	1,159,782
Long-term debt	1,028,509	1,103,528
Deferred Credits and Other Liabilities
Asset retirement obligation	106,604	118,023
Pension and other postretirement liabilities	90,893	110,282
Regulatory liability	81,414	80,404
Long-term derivative instruments	1,961	11,305
Deferred income taxes	979,898	905,601
Other	14,638	10,275
Total deferred credits and other liabilities	1,275,408	1,235,890
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, cumulative $0.01 par value, 5,000,000 shares authorized	—	—
Common shareholders’ equity
Common stock, $0.01 par value; 150,000,000 shares authorized, 75,485,159 shares issued at September 30, 2013, and 75,067,760 shares issued at December 31, 2012	755	751
Premium on capital stock	514,784	492,108
Capital surplus	2,802	2,802
Retained earnings	2,403,062	2,314,055
Accumulated other comprehensive income (loss), net of tax
Unrealized gain on hedges, net	16,730	46,352
Pension and postretirement plans	(43,629)	(52,507)
Interest rate swap	(1,365)	(2,156)
Deferred compensation plan	3,319	2,774
Treasury stock, at cost: 2,977,920 shares at September 30, 2013, and 2,998,620 shares at December 31, 2012	(126,792)	(127,489)
Total shareholders’ equity	2,769,666	2,676,690
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,614,872	$6,175,890

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
ENERGEN CORPORATION
(Unaudited)

Nine months ended September 30, (in thousands)	2013	2012
Operating Activities
Net income	$120,461	$190,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	392,854	300,863
Asset impairment	24,612	21,545
Accretion expense	6,131	5,581
Deferred income taxes	51,682	80,724
Bad debt expense	1,203	370
Exploratory expense	8,759	11,420
Change in derivative fair value	53,581	(34,469)
Gain on sale of assets	(10,980)	(420)
Stock based compensation expense	11,759	6,820
Other, net	25,455	10,779
Net change in:
Accounts receivable	50,767	57,334
Inventories	1,169	62
Accounts payable	(74,183)	(12,562)
Amounts due customers, including gas supply pass-through	36,891	(52,466)
Income tax receivable	(989)	1,817
Pension and other postretirement benefit contributions	(11,332)	(5,056)
Other current assets and liabilities	40,176	20,038
Net cash provided by operating activities	728,016	603,119
Investing Activities
Additions to property, plant and equipment	(961,798)	(898,202)
Acquisitions, net of cash acquired	(21,400)	(104,200)
Proceeds from sale of assets	16,220	2,420
Other, net	(1,210)	(746)
Net cash used in investing activities	(968,188)	(1,000,728)
Financing Activities
Payment of dividends on common stock	(31,454)	(30,292)
Issuance of common stock	13,680	1,164
Payment of long-term debt	(55)	(1,143)
Net change in short-term debt	258,000	465,000
Tax benefit on stock compensation	2,710	514
Other	—	(38)
Net cash provided by financing activities	242,881	435,205
Net change in cash and cash equivalents	2,709	37,596
Cash and cash equivalents at beginning of period	9,704	9,541
Cash and Cash Equivalents at End of Period	$12,413	$47,137

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CONDENSED STATEMENTS OF INCOME
ALABAMA GAS CORPORATION
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Operating Revenues	$48,368	$61,809	$390,567	$327,183
Operating Expenses
Cost of gas	20,435	20,924	163,448	94,179
Operations and maintenance	33,650	37,235	107,672	107,470
Depreciation and amortization	11,063	10,572	32,665	31,551
Income taxes
Current	(7,703)	(9,242)	16,440	13,567
Deferred	2,093	3,264	6,448	9,431
Taxes, other than income taxes	5,764	5,821	27,814	23,718
Total operating expenses	65,302	68,574	354,487	279,916
Operating Income (Loss)	(16,934)	(6,765)	36,080	47,267
Other Income (Expense)
Allowance for funds used during construction	184	187	630	452
Other income	12,092	787	13,203	1,925
Other expense	(434)	(84)	(623)	(254)
Total other income	11,842	890	13,210	2,123
Interest Expense
Interest on long-term debt	3,377	3,423	10,133	10,270
Other interest expense	492	741	1,600	1,915
Total interest expense	3,869	4,164	11,733	12,185
Net Income (Loss)	$(8,961)	$(10,039)	$37,557	$37,205

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED BALANCE SHEETS
ALABAMA GAS CORPORATION
(Unaudited)

(in thousands)	September 30, 2013	December 31, 2012
ASSETS
Property, Plant and Equipment
Utility plant	$1,471,174	$1,416,590
Less accumulated depreciation	594,604	573,947
Utility plant, net	876,570	842,643
Other property, net	41	42
Current Assets
Cash and cash equivalents	8,541	5,559
Accounts receivable
Gas	39,962	94,011
Other	4,655	5,117
Affiliated companies	6,579	5,742
Allowance for doubtful accounts	(5,300)	(5,700)
Inventories
Storage gas inventory	39,507	32,205
Materials and supplies	5,401	5,528
Liquified natural gas in storage	2,990	3,498
Regulatory asset	11,213	45,515
Income tax receivable	1,601	2,762
Deferred income taxes	22,314	18,799
Prepayments and other	6,595	4,451
Total current assets	144,058	217,487
Other Assets
Regulatory asset	89,004	110,566
Pension and other postretirement assets	13,399	848
Deferred charges and other	10,994	11,290
Total other assets	113,397	122,704
TOTAL ASSETS	$1,134,066	$1,182,876

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED BALANCE SHEETS
ALABAMA GAS CORPORATION
(Unaudited)

(in thousands, except share data)	September 30, 2013	December 31, 2012
LIABILITIES AND CAPITALIZATION
Capitalization
Preferred stock, cumulative $0.01 par value, 120,000 shares authorized	$—	$—
Common shareholder’s equity
Common stock, $0.01 par value; 3,000,000 shares authorized, 1,972,052 shares issued at September 30, 2013 and December 31, 2012	20	20
Premium on capital stock	31,682	31,682
Capital surplus	2,802	2,802
Retained earnings	330,234	325,999
Total common shareholder’s equity	364,738	360,503
Long-term debt	249,973	250,028
Total capitalization	614,711	610,531
Current Liabilities
Notes payable to banks	49,000	77,000
Accounts payable	32,997	51,741
Accrued taxes	28,635	24,186
Customers’ deposits	20,531	24,705
Amounts due customers	19,974	19,718
Accrued wages and benefits	8,154	6,703
Regulatory liability	40,168	45,116
Other	9,293	9,018
Total current liabilities	208,752	258,187
Deferred Credits and Other Liabilities
Deferred income taxes	199,372	189,381
Pension and other postretirement liabilities	28,371	43,611
Regulatory liability	81,414	80,404
Other	1,446	762
Total deferred credits and other liabilities	310,603	314,158
Commitments and Contingencies
TOTAL LIABILITIES AND CAPITALIZATION	$1,134,066	$1,182,876

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
ALABAMA GAS CORPORATION
(Unaudited)

Nine months ended September 30, (in thousands)	2013	2012
Operating Activities
Net income	$37,557	$37,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,665	31,551
Deferred income taxes	6,448	9,431
Bad debt expense	1,120	364
Gain on sale of assets	10,889	—
Other, net	1,524	4,681
Net change in:
Accounts receivable	19,801	29,539
Inventories	(6,667)	5,975
Accounts payable	(16,181)	(17,222)
Amounts due customers, including gas supply pass-through	36,891	(52,466)
Income tax receivable	1,161	6,002
Pension and other postretirement benefit contributions	(5,848)	(2,044)
Other current assets and liabilities	(112)	(9,795)
Net cash provided by operating activities	119,248	43,221
Investing Activities
Additions to property, plant and equipment	(67,085)	(49,746)
Proceeds from sale of assets	13,838	—
Other, net	(1,642)	2,490
Net cash used in investing activities	(54,889)	(47,256)
Financing Activities
Dividends	(33,322)	(28,182)
Payment of long-term debt	(55)	(143)
Net increases in advances from affiliates	—	24,867
Net change in short-term debt	(28,000)	10,000
Other	—	(38)
Net cash provided by (used in) financing activities	(61,377)	6,504
Net change in cash and cash equivalents	2,982	2,469
Cash and cash equivalents at beginning of period	5,559	7,817
Cash and Cash Equivalents at End of Period	$8,541	$10,286

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

On December 31, 2012, the Company and Alagasco revised the presentation of outstanding checks in its financial statements to reflect outstanding checks as a reduction in cash as of the date the checks were released for payment. The effect of not revising the presentation of cash balances for the nine months ended September 30, 2012 resulted in an increase of $1.9 million and a decrease of $0.8 million to Energen and Alagasco’s operating cash flows, respectively. The Company and Alagasco determined that the amounts were not material to the respective statements of cash flows. This adjustment had no impact on Energen or Alagasco’s statements of income.

2. REGULATORY MATTERS

Alagasco is subject to regulation by the Alabama Public Service Commission (APSC) which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983. The Company’s current RSE order had an original term extending through December 31, 2014. At its meeting on November 5, 2013, the APSC voted to make certain RSE modifications effective January 1, 2014, which are described as follows. The term of the order is extended through September 30, 2018. Alagasco’s allowed range of return on average common equity will be 10.5 percent to 10.95 percent with an adjusting point of 10.8 percent. Alagasco is eligible to receive a performance based adjustment of 5 basis points to the return on equity adjusting point, based on meeting certain customer satisfaction criteria. The equity upon which a return will be permitted will be 56.5 percent with Alagasco allowed to budget at the cap. The inflation-based Cost Control Mechanism (CCM) will be adjusted to allow annual increases to operations and maintenance (O&M) expense using the June Consumer Price Index For All Urban Consumers (Index Range) each rate year plus or minus 1.75 percent and from a 2007 base year, adjusted for inflation using the Index Range.  Alagasco expects these modifications to be included in a final written order in the fourth quarter of 2013.

Alagasco’s current allowed range of return on average common equity is 13.15 percent to 13.65 percent through December 31, 2013. Under RSE, the APSC conducts quarterly reviews to determine whether Alagasco’s return on average common equity at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected return within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4 percent of prior-year revenues. During the three months and nine months ended September 30, 2013, Alagasco had a net $4.3 million pre-tax and a net $10.6 million pre-tax, respectively, reduction in revenues to bring the return on average common equity to midpoint within the allowed range of return. Additionally, during the three months and nine months ended September 30, 2013, Alagasco had a $10.9 million reduction in revenues related to the sale of its Metro Operations Center in August 2013. During the three months and nine months ended September 30, 2012, Alagasco had a net $1.3 million and a net $6.3 million pre-tax, respectively, reduction in revenues to bring the return on average common equity to midpoint within the allowed range of return. Under the provisions of RSE, a $7.8 million and a $13.0 million annual increase in revenues became effective December 1, 2012 and 2011, respectively.

RSE currently limits the utility’s equity upon which a return is permitted to 55 percent of total capitalization, subject to certain adjustments. Currently, under the inflation-based CCM established by the APSC, if the percentage change in O&M expense on an aggregate basis falls within a range of 0.75 points above or below the percentage change in the September Index Range on a rate year basis, no adjustment is required. If the change in O&M expense on an aggregate basis exceeds the Index Range, three-quarters of the difference is returned to customers. To the extent the change is less than the Index Range, the utility benefits by one-half of the difference through future rate adjustments. The O&M expense base for measurement purposes will be set at the prior year’s actual O&M expense amount unless the Company exceeds the top of the Index Range in two successive years, in which case the base for the following year will be set at the top of the Index Range. Certain items that fluctuate based on situations demonstrated to be beyond Alagasco’s control may be excluded from the CCM calculation. Alagasco’s O&M expense fell within the Index Range for the rate years ended September 30, 2013 and 2012.

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

3. DERIVATIVE COMMODITY INSTRUMENTS

Energen Resources Corporation, Energen’s oil and gas subsidiary, periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations on oil, natural gas and natural gas liquids production. In prior years, Alagasco entered into cash flow derivative commodity instruments to hedge its exposure to price fluctuations on its gas supply. Such instruments may include over-the-counter (OTC) swaps and basis hedges typically with investment and commercial banks and energy-trading firms. Hedge transactions are pursuant to standing authorizations by the Board of Directors, which do not authorize speculative positions. The Company recognizes all derivatives on the balance sheet and measures all derivatives at fair value. All derivative transactions are included in operating activities on the consolidated condensed statements of cash flows.

The Company is at risk for economic loss based upon the creditworthiness of its counterparties. Energen Resources was in a net gain position with seven of its active counterparties and in a net loss position with the remaining six at September 30, 2013. The largest counterparty net loss position at September 30, 2013, Morgan Stanley Capital Group, constituted approximately $19.8 million of Energen Resources’ total net loss on fair value of derivatives. At September 30, 2013, Energen Resources was in a net gain position with Macquarie Bank Limited for approximately $10.0 million.

The current policy of the Company is to not enter into agreements that require the posting of collateral. The Company has a few older agreements, none of which have active positions as of September 30, 2013, which include collateral posting requirements based on the amount of exposure and counterparty credit ratings. The majority of the Company’s counterparty agreements include provisions for net settlement of transactions payable on the same date and in the same currency. Most of the agreements include various contractual set-off rights, which may be exercised by the non-defaulting party in the event of an early termination due to a default.

Prior to June 30, 2013, the Company utilized cash flow hedge accounting where applicable for its derivative transactions. If a derivative is designated as a cash flow hedge, the effectiveness of the hedge, or the degree that the gain (loss) for the hedging instrument offsets the loss (gain) on the hedged item, is measured at each reporting period. The effective portion of the gain or loss on the derivative instrument is recognized in other comprehensive income (OCI) as a component of shareholders’ equity and subsequently reclassified as operating revenues when the forecasted transaction affects earnings. The ineffective portion of a derivative’s change in fair value is required to be recognized in operating revenues immediately. All other derivative transactions not previously qualified for cash flow hedge accounting are still considered by management to represent valid economic hedges and are accounted for as mark-to-market transactions. These derivatives are recorded at fair value with gains or losses recognized in operating revenues in the period of change.

Effective March 31, 2013 and June 30, 2013, Energen Resources dedesignated 5,078 thousand barrels (MBbl) and 2,353 MBbl, respectively, of various Permian Basin New York Mercantile Exchange (NYMEX) oil contracts due to lack of correlation. Any gains or losses from inception of the hedge to the dedesignation date were frozen and will remain in accumulated other comprehensive income until the forecasted transactions actually occur.  Any subsequent gains or losses will be accounted for as mark-to-market and recognized immediately through operating revenues.

Effective June 30, 2013, the Company elected to discontinue the use of cash flow hedge accounting and to dedesignate all remaining derivative commodity instruments that were previously designated as cash flow hedges. As a result of discontinuing hedge accounting, any gains or losses from inception of the hedge to June 30, 2013 were frozen and will remain in accumulated other comprehensive income until the forecasted transactions actually occur. Any subsequent gains or losses will be accounted for as mark-to-market and recognized immediately through operating revenues. As a result of the Company’s election to discontinue hedge accounting, all derivative transactions entered into subsequent to June 30, 2013 will be accounted for as mark-to-market transactions with gains or losses recognized in operating revenues in the period of change.

The following tables detail the fair values of commodity contracts by business segment on the balance sheets:

(in thousands)	September 30, 2013
	Oil and Gas Operations		Natural Gas Distribution	Total
Derivative assets or (liabilities) not designated as hedging instruments
Accounts receivable	$53,082		$—	$53,082
Long-term asset derivative instruments	18,346		—	18,346
Total derivative assets	71,428		—	71,428
Accounts receivable	(40,789)	*	—	(40,789)
Long-term asset derivative instruments	(5,560)	*	—	(5,560)
Accounts payable	(31,928)		—	(31,928)
Long-term liability derivative instruments	(1,379)		—	(1,379)
Total derivative liabilities	(79,656)		—	(79,656)
Total derivatives not designated	$(8,228)		$—	$(8,228)

(in thousands)	December 31, 2012
	Oil and Gas Operations		Natural Gas Distribution	Total
Derivative assets or (liabilities) designated as hedging instruments
Accounts receivable	$87,514		$—	$87,514
Long-term asset derivative instruments	37,954		—	37,954
Total derivative assets	125,468		—	125,468
Accounts receivable	(37,326)	*	—	(37,326)
Long-term asset derivative instruments	(6,810)	*	—	(6,810)
Long-term liability derivative instruments	(8,726)		—	(8,726)
Total derivative liabilities	(52,862)		—	(52,862)
Total derivatives designated	72,606		—	72,606
Derivative assets or (liabilities) not designated as hedging instruments
Accounts receivable	14,604		—	14,604
Long-term asset derivative instruments	9,433		—	9,433
Total derivative assets	24,037		—	24,037
Accounts payable	—		(2,593)	(2,593)
Long-term liability derivative instruments	(874)		—	(874)
Total derivative liabilities	(874)		(2,593)	(3,467)
Total derivatives not designated	23,163		(2,593)	20,570
Total derivatives	$95,769		$(2,593)	$93,176
* Amounts classified in accordance with accounting guidance which permits offsetting fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

The Company had a net $10.3 million and a net $28.4 million deferred tax liability included in current and noncurrent deferred income taxes on the consolidated condensed balance sheets related to derivative items included in OCI as of September 30, 2013, and December 31, 2012, respectively.

The following table details the effect of derivative commodity instruments in cash flow hedging relationships on the financial statements:

(in thousands)	Location on Statement of Income	Three months ended September 30, 2013	Three months ended September 30, 2012
Gain (loss) recognized in OCI on derivatives (effective portion), net of tax of $42 and ($30,622)	—	$69	$(49,962)
Gain reclassified from accumulated OCI into income (effective portion)	Operating revenues	$8,455	$15,998
Loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Operating revenues	$(22)	$(3,042)

(in thousands)	Location on Statement of Income	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Gain (loss) recognized in OCI on derivatives (effective portion), net of tax of ($6,669) and $30,621	—	$(10,882)	$49,961
Gain reclassified from accumulated OCI into income (effective portion)	Operating revenues	$29,391	$39,012
Gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Operating revenues	$835	$(1,372)

The following table details the effect of open and closed derivative commodity instruments not designated as hedging instruments on the income statement:

(in thousands)	Location on Statement of Income	Three months ended September 30, 2013	Three months ended September 30, 2012
Loss recognized in income on derivatives	Operating revenues	$(92,313)	$(45,618)

(in thousands)	Location on Statement of Income	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Gain (loss) recognized in income on derivatives	Operating revenues	$(70,735)	$33,825

As of September 30, 2013, $13.1 million, net of tax, of deferred net gains on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified and reported in earnings as operating revenues during the next twelve-month period. As of September 30, 2013, the Company had 13.5 billion cubic feet (Bcf), 51.8 Bcf and 6.0 Bcf of natural gas hedges which expire during 2013, 2014 and 2015, respectively, that are considered mark-to-market transactions. The Company had 4.4 million barrels (MMBbl), 9.8 MMBbl and 5.8 MMBbl of oil and oil basis hedges which expire during 2013, 2014 and 2015, respectively, that are considered mark-to-market transactions. The Company had 11.9 million gallons (MMgal) and 1.9 MMgal of natural gas liquid hedges which expire during 2013 and 2014, respectively, that are considered mark-to-market transactions. During 2013, the Company discontinued hedge accounting and reclassified gains of $6.7 million after-tax from other comprehensive income into operating revenues when Energen Resources determined it was probable certain forecasted volumes would not occur due to certain properties being held for sale.

Energen Resources entered into the following transactions for the remainder of 2013 and subsequent years:

Production Period	Total Hedged Volumes		Average Contract Price	Description
Natural Gas
2013	3.0	Bcf	$4.82 Mcf	NYMEX Swaps
	8.9	Bcf	$4.51 Mcf	Basin Specific Swaps - San Juan
	1.6	Bcf	$3.64 Mcf	Basin Specific Swaps - Permian
2014	10.6	Bcf	$4.55 Mcf	NYMEX Swaps
	31.4	Bcf	$4.60 Mcf	Basin Specific Swaps - San Juan
	9.7	Bcf	$3.81 Mcf	Basin Specific Swaps - Permian
2015	6.0	Bcf	$4.07 Mcf	Basin Specific Swaps - San Juan
Oil
2013	2,434	MBbl	$91.44 Bbl	NYMEX Swaps
2014	9,796	MBbl	$92.64 Bbl	NYMEX Swaps
2015	5,760	MBbl	$88.85 Bbl	NYMEX Swaps
Oil Basis Differential
2013	907	MBbl	$(2.99) Bbl	WTS/WTI Basis Swaps*
	1,070	MBbl	$(1.00) Bbl	WTI/WTI Basis Swaps**
Natural Gas Liquids
2013	12.0	MMGal	$1.02 Gal	Liquids Swaps
*WTS - West Texas Sour/Midland, WTI - West Texas Intermediate/Cushing
**WTI - West Texas Intermediate/Midland, WTI - West Texas Intermediate/Cushing

As of September 30, 2013, the maximum term over which Energen Resources has hedged exposures to the variability of cash flows is through December 31, 2015. Alagasco has not entered into any cash flow derivative transactions on its gas supply since 2010.

The following sets forth derivative assets and liabilities that were measured at fair value on a recurring basis:

	September 30, 2013
(in thousands)	Level 2*	Level 3*	Total
Current assets	$(12,712)	$25,005	$12,293
Noncurrent assets	6,828	5,958	12,786
Current liabilities	(40,970)	9,042	(31,928)
Noncurrent liabilities	(2,580)	1,201	(1,379)
Net derivative asset (liability)	$(49,434)	$41,206	$(8,228)

	December 31, 2012
(in thousands)	Level 2*	Level 3*	Total
Current assets	$(3,629)	$68,421	$64,792
Noncurrent assets	18,899	21,678	40,577
Current liabilities	(2,593)	—	(2,593)
Noncurrent liabilities	(8,520)	(1,080)	(9,600)
Net derivative asset	$4,157	$89,019	$93,176
* Amounts classified in accordance with accounting guidance which permits offsetting fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

As of September 30, 2013, Alagasco had no derivative instruments. As of December 31, 2012, Alagasco had $2.6 million of derivative instruments which were classified as Level 2 fair values and included in the above table as current liabilities. Alagasco had no derivative instruments classified as Level 3 fair values as of December 31, 2012.

The Company has prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its derivative instruments. The Company estimates that a 10 percent increase or decrease in commodity prices would result in an approximate $22 million change in the fair value of open Level 3 derivative contracts. The resulting impact upon the results of operations would be an approximate $22 million associated with open Level 3 mark-to-market derivative contracts. Cash flow requirements to meet the obligation would not be significantly impacted as gains and losses on the derivative contracts would be similarly offset by sales at the spot market price.

The tables below set forth a summary of changes in the fair value of the Company’s Level 3 derivative commodity instruments as follows:

	Three months ended	Three months ended
(in thousands)	September 30, 2013	September 30, 2012
Balance at beginning of period	$51,131	$103,456
Realized gains	10,852	18,737
Unrealized losses relating to instruments held at the reporting date*	(10,947)	(46,983)
Settlements during period	(9,830)	(17,929)
Balance at end of period	$41,206	$57,281

	Nine months ended	Nine months ended
(in thousands)	September 30, 2013	September 30, 2012
Balance at beginning of period	$89,019	$65,801
Realized gains	41,952	51,858
Unrealized losses relating to instruments held at the reporting date*	(48,835)	(9,328)
Settlements during period	(40,930)	(51,050)
Balance at end of period	$41,206	$57,281
*Includes $0.8 million and $4.7 million in mark-to-market gains for the three months and nine months ended September 30, 2013, respectively. Includes $7.9 million and $4.5 million in mark-to-market losses for the three months and nine months ended September 30, 2012, respectively.

The tables below set forth quantitative information about the Company’s Level 3 fair value measurements of derivative commodity instruments as follows:

(in thousands)	Fair Value as of September 30, 2013	Valuation Technique*	Unobservable Input*	Range
Natural Gas Basis - San Juan
2013	$9,499	Discounted Cash Flow	Forward Basis	($0.12 - $0.14) Mcf
2014	$27,678	Discounted Cash Flow	Forward Basis	($0.13 - $0.15) Mcf
2015	$1,201	Discounted Cash Flow	Forward Basis	($0.20) Mcf
Natural Gas Basis - Permian
2013	$286	Discounted Cash Flow	Forward Basis	($0.14) Mcf
2014	$825	Discounted Cash Flow	Forward Basis	($0.13 - $0.15) Mcf
Oil Basis - WTS/WTI
2013	$(1,897)	Discounted Cash Flow	Forward Basis	($1.06) Bbl
Oil Basis - WTI/WTI
2013	$(641)	Discounted Cash Flow	Forward Basis	($0.41 - $0.50) Bbl
Natural Gas Liquids
2013	$4,255	Discounted Cash Flow	Forward Price	$0.74 - $0.81 Gal
*Discounted cash flow represents an income approach in calculating fair value including the referenced unobservable input and a discount reflecting credit quality of the counterparty.

The tables below set forth information about the offsetting of derivative assets and liabilities as follows:

	September 30, 2013
				Gross Amounts Not Offset in the Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets	$71,428	$(46,349)	$25,079	$—	$—	$25,079
Derivative liabilities	$79,656	$(46,349)	$33,307	$—	$—	$33,307

	December 31, 2012
				Gross Amounts Not Offset in the Balance Sheets
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheets	Net Amount Presented in the Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets	$149,504	$(44,135)	$105,369	$—	$—	$105,369
Derivative liabilities	$56,328	$(44,135)	$12,193	$—	$—	$12,193

4. RECONCILIATION OF EARNINGS PER SHARE (EPS)

	Three months ended			Three months ended
(in thousands, except per share amounts)	September 30, 2013			September 30, 2012
	Net		Per Share	Net		Per Share
	Loss	Shares	Amount	Income	Shares	Amount
Basic EPS	$(19,298)	72,346	$(0.27)	$2,046	72,130	$0.03
Effect of dilutive securities
Stock options		—			183
Non-vested restricted stock		—			3
Diluted EPS	$(19,298)	72,346	$(0.27)	$2,046	72,316	$0.03

In periods of loss, shares that otherwise would have been included in diluted average common shares outstanding are excluded. The Company had 242,560 of excluded shares for the three months ended September 30, 2013.

	Nine months ended			Nine months ended
(in thousands, except per share amounts)	September 30, 2013			September 30, 2012
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS	$120,461	72,220	$1.67	$190,739	72,121	$2.64
Effect of dilutive securities
Stock options		41			177
Non-vested restricted stock		10			3
Performance share awards		1			—
Diluted EPS	$120,461	72,272	$1.67	$190,739	72,301	$2.64

The Company had the following shares that were excluded from the computation of diluted EPS, as their effect was non-dilutive:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Stock options	—	850	875	850
Performance share awards	—	—	79	—

5. SEGMENT INFORMATION

The Company principally is engaged in two business segments: the development, acquisition, exploration and production of oil and gas in the continental United States (oil and gas operations) and the purchase, distribution and sale of natural gas in central and north Alabama (natural gas distribution).

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Operating revenues from continuing operations
Oil and gas operations	$272,038	$214,620	$875,350	$799,339
Natural gas distribution	48,368	61,809	390,567	327,183
Total	$320,406	$276,429	$1,265,917	$1,126,522
Operating income (loss) from continuing operations
Oil and gas operations	$18,607	$26,913	$181,948	$280,897
Natural gas distribution	(22,544)	(12,743)	58,968	70,265
Eliminations and corporate expenses	(115)	(206)	(345)	(857)
Total	$(4,052)	$13,964	$240,571	$350,305
Other income (expense)
Oil and gas operations	$(13,209)	$(12,703)	$(38,686)	$(35,402)
Natural gas distribution	7,973	(3,274)	1,477	(10,062)
Eliminations and other	175	186	405	390
Total	$(5,061)	$(15,791)	$(36,804)	$(45,074)
Income (loss) from continuing operations before income taxes	$(9,113)	$(1,827)	$203,767	$305,231

(in thousands)	September 30, 2013	December 31, 2012
Identifiable assets
Oil and gas operations	$5,444,672	$4,975,170
Natural gas distribution	1,127,487	1,177,134
Eliminations and other	42,713	23,586
Total	$6,614,872	$6,175,890

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

Restricted Stock: Additionally, the Stock Incentive Plan provides for the grant of restricted stock. In January 2013, 46,121 shares of restricted stock were awarded with a grant date fair value of $48.36. These awards were valued based on the quoted market price of the Company’s common stock at the date of grant and have a three year vesting period.

Performance Share Awards: The Stock Incentive Plan also provides for the grant of performance share awards, with each unit equal to the market value of one share of common stock, to eligible employees based on predetermined Company performance criteria at the end of an award period. The Stock Incentive Plan provides that payment of earned performance share awards be made in the form of Company common stock. Performance share awards are valued in a Monte Carlo model which uses historical volatility and other variables to estimate the probability of satisfying the market condition of the award. The Company granted 84,311 performance share awards during the first quarter of 2013 with a two year vesting period and a grant-date fair value of $59.19. The Company also granted 80,395 performance share awards during the first quarter of 2013 with a three year award period and a grant-date fair value of $60.81.

Stock Appreciation Rights Plan
The Energen Stock Appreciation Rights Plan provides for the payment of cash incentives measured by the long-term appreciation of Company stock. These awards are liability awards which settle in cash and are re-measured each reporting period until settlement and have a three year vesting period. The Company granted 88,000 awards during the first quarter of 2013. These awards had a fair value of $39.10 as of September 30, 2013.

Petrotech Incentive Plan
The Energen Resources’ Petrotech Incentive Plan provides for the grant of stock equivalent units. These awards are liability awards which settle in cash and are re-measured each reporting period until settlement. During the first quarter of 2013, Energen Resources awarded 33,796 Petrotech units with a fair value of $75.67 as of September 30, 2013, none of which included a market condition. Also awarded were 52,768 Petrotech units which included a market condition and had a fair value of $133.58 as of September 30, 2013. These awards have a three-year vesting period. During the third quarter of 2013, Energen Resources awarded 5,854 Petrotech units with a three-year vesting period and a fair value of $75.67 as of September 30, 2013, and 2,952 Petrotech units with a seventeen-month vesting period and a fair value of $75.88 as of September 30, 2013, none of which included a market condition.

Stock Repurchase Program
During the three months and nine months ended September 30, 2013, the Company had noncash purchases of approximately $0.8 million and $0.9 million, respectively, of Company common stock in conjunction with tax withholdings on its non-qualified deferred compensation plan and other stock compensation. The Company utilized internally generated cash flows in payment of the related tax withholdings.

7. EMPLOYEE BENEFIT PLANS

The components of net pension expense for the Company’s two defined benefit non-contributory pension plans and certain nonqualified supplemental pension plans were:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$3,602	$2,632	$10,806	$7,895
Interest cost	2,725	2,700	8,161	8,101
Expected long-term return on assets	(3,713)	(3,563)	(11,139)	(10,689)
Actuarial loss	3,597	2,099	10,962	6,297
Prior service cost amortization	123	129	367	388
Settlement charge	17	—	161	—
Net periodic expense	$6,351	$3,997	$19,318	$11,992

There are no required contributions to the qualified pension plans during 2013. Additionally, it is not anticipated that the funded status of the qualified pension plans will fall below statutory thresholds requiring accelerated funding or constraints on benefit levels or plan administration. The Company made a discretionary contribution of $9.0 million to the qualified pension plans in January 2013. No additional discretionary contributions are expected to be made to the pension plans during 2013. During 2014, the Company may make discretionary contributions to the qualified pension plans depending on the amount and timing of employee retirements and market conditions. For the three months and nine months ending September 30, 2013, the Company made benefit payments aggregating $0.2 million and $1.1 million, respectively, to retirees from the nonqualified supplemental retirement plans and expects to make additional benefit payments of approximately $36,000 through the remainder of 2013. In the first quarter of 2013, the Company incurred a settlement charge of $0.5 million for the payment of lump sums from the nonqualified supplemental retirement plans, of which $0.1 million was expensed and $0.4 million was recognized as a pension and postretirement asset in regulatory assets at Alagasco. In the third quarter of 2013, the Company incurred a settlement charge of $64,000 for the payment of lump sums from the nonqualified supplemental retirement plans, of which $18,000 was expensed and $46,000 was recognized as a pension and postretirement asset in regulatory assets at Alagasco.

The components of net periodic postretirement benefit expense for the Company’s postretirement benefit plans were:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$444	$463	$1,333	$1,390
Interest cost	869	1,062	2,605	3,186
Expected long-term return on assets	(1,242)	(1,109)	(3,727)	(3,328)
Actuarial loss	—	9	—	27
Transition amortization	324	479	973	1,438
Net periodic expense	$395	$904	$1,184	$2,713

For the three months and nine months ended September 30, 2013, the Company made contributions aggregating $0.4 million and $1.2 million to the postretirement benefit plans. The Company expects to make additional discretionary contributions of approximately $0.4 million to the postretirement benefit plans through the remainder of 2013.

8. COMMITMENTS AND CONTINGENCIES

Commitments and Agreements: Under various agreements for third party gathering, treatment, transportation or other services, Energen Resources is committed to deliver minimum production volumes or to pay certain costs in the event the minimum quantities are not delivered. These delivery commitments are approximately 7.5 million barrels of oil equivalent (MMBOE) through September 2017.

Energen Resources entered into three agreements which commenced at various dates from November 15, 2011 to January 15, 2012 and expire at various dates through January 2015 to secure drilling rigs necessary to execute a portion of its drilling plans. In the unlikely event that Energen Resources discontinues use of these drilling rigs, Energen Resources’ total resulting exposure could be as much as $14 million depending on the contractor’s ability to remarket the drilling rig.

Certain of Alagasco’s long-term contracts associated with the delivery and storage of natural gas include fixed charges of approximately $185 million through September 2024. During both the nine months ending September 30, 2013 and 2012, Alagasco recognized approximately $36.8 million of long-term commitments through expense and its regulatory accounts in the accompanying financial statements. Alagasco also is committed to purchase minimum quantities of gas at market-related prices or to pay certain costs in the event the minimum quantities are not taken. These purchase commitments are approximately 146 Bcf through August 2020.

Alagasco purchases gas as an agent for certain of its large commercial and industrial customers. Alagasco has, in certain instances, provided commodity-related guarantees to the counterparties in order to facilitate these agency purchases. Liabilities existing for gas delivered to customers subject to these guarantees are included in the balance sheets. In the event the customer for whom the guarantee was entered fails to take delivery of the gas, Alagasco can sell such gas for the customer, with the customer liable for any resulting loss. Although the substantial majority of purchases under these guarantees are for the customers’ current monthly consumption and are at current market prices, in some instances, the purchases are for an extended term at a fixed price. At September 30, 2013, the fixed price purchases under these guarantees had a maximum term outstanding through October 2014 and an aggregate purchase price of $0.8 million with a market value of $0.8 million.

Income Taxes: The Company uses the liability method of accounting for income taxes. Under this method, a deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences between the financial statement basis and the tax basis of assets and liabilities as well as tax credit carryforwards.  In accordance with Accounting Standards Codification 740-30-25-7, the Company has not recognized a deferred tax liability for the difference between the book basis and the tax basis in the stock of its subsidiaries. The unrecorded gross outside basis difference for Alagasco exceeds the recorded inside asset basis difference by approximately $35 million and would result in an additional deferred tax liability of $13 million.

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

Energen Resources previously disclosed an adverse judgment relating to the ownership of the company operated Cadenhead 25-1 Well (the Cadenhead Well) in Ward County, Texas.  Upon a Motion to Reconsider, the adverse judgment was vacated by the District Court in Ward County, Texas and a Summary Judgment Order dated July 30, 2013 was entered confirming Energen Resources’ superior title to the Cadenhead Well and its associated oil and gas leases.  The Summary Judgment Order has been appealed by the other party.

Environmental Matters: Various environmental laws and regulations apply to the operations of Energen Resources and Alagasco. Historically, the cost of environmental compliance has not materially affected the Company’s financial position, results of operations or cash flows. New regulations, enforcement policies, claims for damages or other events could result in significant unanticipated costs.

Under oversight of the Site Remediation Section of the Railroad Commission of Texas, the Company is currently in the process of cleanup and remediation of oil and gas wastes in nine reserve pits in Mitchell County, Texas. The Company estimates that the cleanup, remediation and related costs will approximate $1.8 million of which $1.6 million has been incurred and $0.2 million has been reserved.
Alagasco is in the chain of title of nine former manufactured gas plant sites, four of which it still owns, and five former manufactured gas distribution sites, one of which it still owns. Management expects that, should future remediation of the sites be required, Alagasco’s share of the remediation costs will not materially affect the financial position of Alagasco. During 2011, a removal action was completed at the Huntsville, Alabama manufactured gas plant site pursuant to an Administrative Settlement Agreement and Order on Consent among the United States Environmental Protection Agency (EPA), Alagasco and the current site owner. In 2012, Alagasco responded to an EPA Request for Information Pursuant to Section 104 of CERCLA relating to the EPA’s investigation of a site which it refers to as the 35th Avenue Superfund Site located in Birmingham, Jefferson County, Alabama.  The Request related to a former site of a manufactured gas distribution facility owned by Alagasco and located in the vicinity of the 35th Avenue Superfund Site. In September 2013, Alagasco received from EPA a General Notice Letter and Invitation to Conduct a Removal Action at the 35th Avenue Superfund Site.  The letter identifies Alagasco as a potentially responsible party (PRP) under CERCLA for the cleanup of the Site or costs the EPA incurs in cleaning up the Site.  The EPA also offered the PRP group the opportunity to conduct Phase I of the proposed removal action which involved removal activities at approximately 50 residences that purportedly exceed certain risk levels for contamination.  Alagasco has requested additional information from EPA regarding its designation as a PRP, and an opportunity to discuss this designation further with EPA. Alagasco is unable to determine the extent, if any, of its potential liability with respect to the proposed removal action and no amount has been accrued as of September 30, 2013.

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

As a result of the audit, Energen Resources has been ordered by the ONRR to pay additional royalties on the specified U.S. federal leases in the amount of $142,000 and restructure its accounting for all federal leases in two counties in New Mexico from March 1, 2004, forward. The Company preliminarily estimates that application of the Order to all of the Company’s New Mexico federal leases would result in ONRR claims for up to approximately $23 million of additional royalties plus interest and penalties for the period from March 1, 2004, forward. The preliminary findings and subsequent Order (issued April 25, 2011) are contrary to deductions allowed under previous audits, retroactive in application and inconsistent with the Company’s understanding of industry practice. The Company is vigorously contesting the Order and has requested additional information from the ONRR and the Department to assist the Company in evaluating the ONRR Order and the Department’s findings. Management is unable, at this time, to determine a range of reasonably possible losses as a result of this Order, and no amount has been accrued as of September 30, 2013.

9. FINANCIAL INSTRUMENTS

The stated value of cash and cash equivalents, short-term investments, trade receivables (net of allowance), and short-term debt approximates fair value due to the short maturity of the instruments. The fair value of Energen’s long-term debt, including the current portion, was approximately $1,188.2 million and $1,255.8 million and both had a carrying value of $1,154.0 million at September 30, 2013 and December 31, 2012, respectively. The fair value of Alagasco’s fixed-rate long-term debt, including the current portion, was approximately $262.8 million and $284.7 million and both had a carrying value of $250.0 million at September 30, 2013 and December 31, 2012, respectively. The fair values are based on market prices of similar debt issues having the same remaining maturities, redemption terms and credit rating. Short-term debt is classified as Level 1 fair value and long-term debt is classified as Level 2 fair value.

In December 2011, the Company entered into interest rate swap agreements for $200 million of the Senior Term Loans. The swap agreements exchange a variable interest rate for a fixed interest rate of 2.4175 percent on $200 million of the principal amount outstanding. The fair value of the Company’s interest rate swap was a $2.1 million and a $3.3 million liability at September 30, 2013 and December 31, 2012, respectively, and is classified as Level 2 fair value liability. The fair value of the Company’s interest rate swap is recognized on a gross basis on the consolidated balance sheet.

Finance Receivables: Alagasco finances third-party contractor sales of merchandise including gas furnaces and appliances. At September 30, 2013 and December 31, 2012, Alagasco’s finance receivable totaled $10.8 million and $10.7 million, respectively. These finance receivables currently have an average balance of approximately $3,000 with terms of up to 84 months. Financing is available only to qualified customers who meet credit worthiness thresholds for customer payment history and external agency credit reports. Alagasco relies upon ongoing payments as the primary indicator of credit quality during the term of each contract. The allowance for credit losses is recognized using an estimate of write-off percentages based on historical experience applied to an aging of the finance receivable balance. Delinquent accounts are evaluated on a case-by-case basis and, absent evidence of debt repayment after 90 days, are due in full and assigned to a third-party collection agency. Uncollected finance receivables are written off approximately 15 months after the account has been final billed. Alagasco had finance receivables past due 90 days or more of $0.7 million and $0.5 million as of September 30, 2013 and December 31, 2012, respectively.

The following table sets forth a summary of changes in the allowance for credit losses as follows:

(in thousands)
Allowance for credit losses as of December 31, 2012	$470
Provision	191
Allowance for credit losses as of September 30, 2013	$661

10. REGULATORY ASSETS AND LIABILITIES

The following table details regulatory assets and liabilities on the balance sheets:

(in thousands)	September 30, 2013		December 31, 2012
	Current	Noncurrent	Current	Noncurrent
Regulatory assets:
Pension assets	$263	$69,249	$170	$90,708
Accretion and depreciation for asset retirement obligation	—	17,579	—	16,536
Risk management activities	—	—	2,593	—
Rate recovery of asset removal costs, net	—	2,176	—	3,322
Gas supply adjustment	10,925	—	42,726	—
Other	25	—	26	—
Total regulatory assets	$11,213	$89,004	$45,515	$110,566
Regulatory liabilities:
RSE adjustment	$6,573	$—	$1,740	$—
Unbilled service margin	6,351	—	25,078	—
Postretirement liabilities	—	13,951	—	1,237
Refundable negative salvage	16,321	40,946	18,265	53,467
Gain on sale of property	10,890	—	—	—
Asset retirement obligation	—	25,772	—	24,930
Other	33	745	33	770
Total regulatory liabilities	$40,168	$81,414	$45,116	$80,404

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

During the nine months ended September 30, 2013, Energen Resources recognized amounts representing expected future costs associated with site reclamation, facilities dismantlement, and plug and abandonment of wells as follows:

(in thousands)
Balance as of December 31, 2012	$118,023
Liabilities incurred	2,466
Liabilities settled	(542)
Accretion expense (including discontinued operations of $944)	6,131
Reclassification associated with held for sale properties*	(19,474)
Balance as of September 30, 2013	$106,604
* Asset retirement obligation associated with Black Warrior Basin and North Louisiana/East Texas properties are included as liabilities related to assets held for sale in current liabilities on the balance sheet.

The Company recognizes conditional obligations if such obligations can be reasonably estimated and a legal requirement to perform an asset retirement activity exists. Alagasco accrues removal costs on certain gas distribution assets over the useful lives of its property, plant and equipment through depreciation expense in accordance with rates approved by the APSC. Alagasco recorded a conditional asset retirement obligation, on a discounted basis, of $25.8 million and $24.9 million to purge and cap its gas pipelines upon abandonment as a regulatory liability as of September 30, 2013 and December 31, 2012, respectively. Regulatory assets for rate recovery of accumulated asset removal costs of $2.2 million and $3.3 million as of September 30, 2013 and December 31, 2012, are included as regulatory assets in noncurrent assets on the balance sheets. The costs associated with asset retirement obligations are either currently being recovered in rates or are probable of recovery in future rates.

12. DISPOSITION OF PROPERTIES

In August 2013, Alagasco recorded a pre-tax gain of $10.9 million on the sale of its Metro Operations Center which is located in Birmingham, Alabama, and has been in service since the 1940’s. The Company received approximately $13.8 million pre-tax in cash from the sale of this property. The gain on the sale was recognized in other income and a related reduction in revenues was recognized to defer the gain as a regulatory liability pending review by the APSC. Based upon the November 5, 2013 review by the APSC, Alagasco will recognize the deferred revenues from the sale in the fourth quarter of 2013. Effective upon the sale of the Metro Operations Center, Alagasco leased the facility from the purchaser for a period of approximately 20 months.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides changes in the components of accumulated other comprehensive income (loss), net of the related income tax effects.

(in thousands)	Cash Flow Hedges	Pension and Postretirement Plans	Total
Balance as of December 31, 2012	$44,196	$(52,507)	$(8,311)
Other comprehensive income (loss) before reclassifications	(10,924)	4,157	(6,767)
Amounts reclassified from accumulated other comprehensive income (loss)	(17,907)	4,721	(13,186)
Change in accumulated other comprehensive income (loss)	(28,831)	8,878	(19,953)
Balance as of September 30, 2013	$15,365	$(43,629)	$(28,264)

The following table provides details of the reclassifications out of accumulated other comprehensive income (loss).

	Three months ended	Nine months ended
	September 30, 2013	September 30, 2013
(in thousands)	Amounts Reclassified		Line Item Where Presented
Gains and (losses) on cash flow hedges:
Commodity contracts	$8,433	$30,226	Operating revenues
Interest rate swap	(446)	(1,282)	Interest expense
Total cash flow hedges	7,987	28,944
Income tax expense	(3,048)	(11,037)
Net of tax	4,939	17,907
Pension and postretirement plans:
Transition obligation	(74)	(220)	Operations and maintenance
Prior service cost	(78)	(235)	Operations and maintenance
Actuarial losses*	(2,036)	(6,387)	Operations and maintenance
Actuarial losses on settlement charges*	(46)	(421)	Regulatory asset
Total pension and postretirement plans	(2,234)	(7,263)
Income tax expense	783	2,542
Net of tax	(1,451)	(4,721)
Total reclassifications for the period	$3,488	$13,186
* In the first quarter of 2013, the Company incurred a settlement charge of $0.5 million for the payment of lump sums from the nonqualified supplemental retirement plans, of which $0.1 million is recognized in actuarial losses above and $0.4 million is recognized as a regulatory asset at Alagasco and reported in actuarial losses on settlement charges above. In the third quarter of 2013, the Company incurred a settlement charge of $64,000 for the payment of lump sums from the nonqualified supplemental retirement plans, of which $18,000 is recognized in actuarial losses above and $46,000 is recognized as a regulatory asset at Alagasco and reported in actuarial losses on settlement charges above.

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

15. DISCONTINUED OPERATIONS

In October 2013, Energen Resources completed the sale of its Black Warrior Basin coalbed methane properties in Alabama for $160 million (subject to closing adjustments). The Company will record a pre-tax gain on the sale of approximately $35 million in the fourth quarter of 2013. The sale had an effective date of July 1, 2013 and the proceeds from the sale were used to repay short-term obligations. The property was classified as held-for sale and reflected in discontinued operations during the third quarter of 2013. At December 31, 2012, proved reserves associated with Energen’s Black Warrior Basin properties totaled 97 Bcf of natural gas.

During the third quarter of 2013, Energen Resources classified its North Louisiana/East Texas natural gas and oil properties as held-for-sale and reflected the associated operating results in discontinued operations and began marketing these assets. Energen Resources recognized a non-cash impairment writedown on these properties in the third quarter of 2013 of $24.6 million pre-tax to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows. This non-cash impairment writedown is reflected in loss on disposal of discontinued operations in the three months and nine months ended September 30, 2013. Significant assumptions in valuing the proved reserves included the reserve quantities, anticipated operating costs, anticipated production taxes, future expected natural gas prices and basis differentials, anticipated production declines, and a discount rate of 10 percent commensurate with the risk of the underlying cash flow estimates. This nonrecurring impairment writedown is classified as Level 3 fair value. The Company anticipates the sale being completed within the next twelve months and using the proceeds from the sale to repay short-term obligations. At December 31, 2012, proved reserves associated with Energen’s North Louisiana/East Texas properties totaled 20 Bcf of natural gas and 51 MBbl of oil.

The following table details held-for-sale properties by major classes of assets and liabilities:

(in thousands)	September 30, 2013
	Black Warrior Basin	North Louisiana/East Texas	Total
Accounts receivable	$3,704	$1,418	$5,122
Inventories	1,078	63	1,141
Oil and gas properties	304,012	348,380	652,392
Less accumulated depreciation, depletion and amortization	(183,011)	(293,935)	(476,946)
Other property, net	1,970	183	2,153
Total assets held-for-sale	127,753	56,109	183,862
Accounts payable	(1,713)	(2)	(1,715)
Royalty payable	(792)	(936)	(1,728)
Other current liabilities	(358)	(35)	(393)
Other long-term liabilities	(5,377)	(14,732)	(20,109)
Total liabilities held-for-sale	(8,240)	(15,705)	(23,945)
Total held-for-sale properties	$119,513	$40,404	$159,917

During the first quarter of 2012, Energen Resources recognized a non-cash impairment writedown on certain properties in East Texas of $21.5 million pre-tax to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows. This non-cash impairment writedown is reflected in loss from discontinued operations in the nine months ended September 30, 2012. The impairment was caused by the impact of lower future natural gas prices. This nonrecurring impairment writedown is classified as Level 3 fair value.

Gains and losses on the sale of certain oil and gas properties and any impairments of properties held-for-sale are reported as discontinued operations, with income or loss from operations of the associated properties reported as income or loss from discontinued operations. Accordingly, the results of operations for certain held-for-sale properties were reclassified and reported as discontinued operations for all prior periods presented. Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. All assets held-for-sale are reported at the lower of the carrying amount or fair value.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2013	2012	2013	2012

Oil and gas revenues	$18,258	$18,895	$55,483	$57,601
Pretax income (loss) from discontinued operations	$2,971	$5,526	$9,980	$(6,028)
Income tax expense (benefit)	1,105	1,975	3,711	(2,044)
Income (Loss) From Discontinued Operations	$1,866	$3,551	$6,269	$(3,984)
Loss on disposal of discontinued operations	$(24,612)	$—	$(24,612)	$—
Income tax benefit	(8,934)	—	(8,934)	—
Loss on Disposal of Discontinued Operations	$(15,678)	$—	$(15,678)	$—
Total Income (Loss) From Discontinued Operations	$(13,812)	$3,551	$(9,409)	$(3,984)
Diluted Earnings Per Average Common Share
Income (Loss) from Discontinued Operations	$0.03	$0.05	$0.09	$(0.05)
Loss on Disposal of Discontinued Operations	(0.22)	—	(0.22)	—
Total Income (Loss) From Discontinued Operations	$(0.19)	$0.05	$(0.13)	$(0.05)
Basic Earnings Per Average Common Share
Income (Loss) from Discontinued Operations	$0.03	$0.05	$0.09	$(0.06)
Loss on Disposal of Discontinued Operations	(0.22)	—	(0.22)	—
Total Income (Loss) From Discontinued Operations	$(0.19)	$0.05	$(0.13)	$(0.06)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Energen had a net loss totaling $19.3 million ($0.27 per diluted share) for the three months ended September 30, 2013 compared with net income of $2.0 million ($0.03 per diluted share) for the same period in the prior year. In the third quarter of 2013, Energen’s loss from continuing operations totaled $5.5 million ($0.08 per diluted share) and compared with loss from continuing operations of $1.5 million ($0.02 per diluted share) in the same period a year ago. Loss from discontinued operations for the current-quarter period was $13.8 million as compared with income of $3.6 million from the prior-year third quarter. Energen Resources Corporation, Energen’s oil and gas subsidiary, had a net loss for the three months ended September 30, 2013, of $10.2 million as compared with a net gain of $12.4 million in the same quarter in the previous year. Energen Resources generated net income from continuing operations of $3.6 million in the current quarter as compared with $8.8 million in the same quarter last year. This decrease in net income from continuing operations was primarily the result of higher depreciation, depletion and amortization (DD&A) expense (approximately $24 million after-tax), increased lease operating expense excluding production taxes (approximately $7 million after-tax), higher administrative expense (approximately $7 million after-tax), increased production taxes (approximately $3 million after-tax), decreased natural gas liquids commodity prices (approximately $1 million after-tax), and a year-over-year after-tax $10 million non-cash mark-to-market decrease in derivatives (resulting from an after-tax $39.7 million non-cash mark-to-market loss on derivatives for the third quarter of 2013 and an after-tax $29.7 million non-cash mark-to-market loss on derivatives for the third quarter of 2012). Positively affecting net income was the impact of higher natural gas, oil and natural gas liquids production volumes (approximately $31 million after-tax) and increased natural gas and oil commodity prices (approximately $16 million after-tax). Energen’s natural gas utility, Alagasco, reported a net loss of $9.0 million in the third quarter of 2013 compared to net loss of $10.0 million in the same period last year.

For the 2013 year-to-date, Energen’s net income totaled $120.5 million ($1.67 per diluted share) compared to net income of $190.7 million ($2.64 per diluted share) for the same period in the prior year. For the nine months ended September 30, 2013, Energen’s income from continuing operations totaled $129.9 million ($1.80 per diluted share) and compared with income from continuing operations of $194.7 million ($2.69 per diluted share) in the same period a year ago. Discontinued operations generated a loss for the current year-to-date period of $9.4 million as compared with a loss of $4.0 million from the same period a year ago. Energen Resources generated net income for the nine months ended September 30, 2013, of $82.4 million as compared with income of $153.6 million in the previous period. Energen Resources generated net income from continuing operations of $91.7 million in the current year-to-date as compared with income of $157.4 million in the same period last year. Higher DD&A expense (approximately $55 million after-tax), increased lease operating expense excluding production taxes (approximately $33 million after-tax), higher administrative expense (approximately $16 million after-tax), increased production taxes (approximately $6 million after-tax), decreased natural gas liquids commodity prices (approximately $4 million after-tax), increased interest expense (approximately $2 million after-tax), lower natural gas production volumes (approximately $1 million after-tax) and a year-over-year after-tax $52.7 million non-cash mark-to-market decrease in derivatives (resulting from an after-tax $30.7 million non-cash mark-to-market loss on derivatives for the nine months ended September 30, 2013 and an after-tax $22 million non-cash mark-to-market gain on derivatives for the nine months ended September 30, 2012) were partially offset by increased oil and natural gas liquids production volumes (approximately $77 million after-tax) and higher natural gas and oil commodity prices (approximately $29 million after-tax). Alagasco’s net income of $37.6 million in the current year-to-date compared to net income of $37.2 million in the same period in the previous year.

Oil and Gas Operations
Revenues from continuing oil and gas operations rose 26.8 percent to $272.0 million for the three months ended September 30, 2013 largely as a result of higher production volumes and increased realized natural gas and oil commodity prices partially offset by the non-cash mark-to-market decrease in derivatives combined with decreased realized natural gas liquids commodity prices. Revenues from continuing oil and gas operations rose 9.5 percent to $875.4 million for the nine months ended September 30, 2013 primarily as a result of significantly increased oil and natural gas liquids production volumes along with increased realized natural gas and oil commodity prices partially offset by lower natural gas production volumes, decreased realized natural gas liquids commodity prices and the non-cash mark-to-market decrease in derivatives. During the current quarter, revenue per unit of production for natural gas increased 10.9 percent to $4.06 per thousand cubic feet (Mcf), while oil revenue per unit of production rose 8.3 percent to $89.67 per barrel. Natural gas liquids revenue per unit of production fell 3.8 percent to an average price of $0.75 per gallon. In the year-to-date, revenue per unit of production for natural gas rose 13.7 percent to $4.14 per Mcf, oil revenue per unit of production increased 3.7 percent to $87.59 per barrel and natural gas liquids revenue per unit of production fell 7.5 percent to an average price of $0.74 per gallon. Revenues per unit of production include realized prices and the effects of designated cash flow hedges and exclude the impact of the non-cash mark-to-market hedges.

Production from continuing operations for the current quarter and year-to-date increased largely due to higher volumes related to increased field development in certain Permian Basin liquids-rich properties offset by normal production declines. Natural gas production in the third quarter rose 1.7 percent to 14.9 billion cubic feet (Bcf), oil volumes increased 21.5 percent to 2,764 thousand barrels (MBbl) and natural gas liquids production rose 45.6 percent to 36.7 million gallons (MMgal). For the year-to-date, natural gas production declined 1.5 percent to 43.4 Bcf, while oil volumes rose 19.6 percent to 7,670 MBbl. Natural gas liquids production increased 24.7 percent to 98.5 MMgal. Oil and natural gas liquids comprised approximately 59 percent and 58 percent of Energen Resources’ production from continuing operations for the current quarter and year-to-date, respectively.

Energen Resources may, in the ordinary course of business, be involved in the sale of developed or undeveloped properties. With respect to developed properties, sales may occur as a result of, but not limited to, disposing of non-strategic or marginal assets and accepting offers where the buyer gives greater value to a property than does Energen Resources. The Company reflects gains and losses on the disposition of these assets, the writedown of certain properties held-for-sale, and income or loss from the operations of the associated held-for-sale properties as discontinued operations for those sales that qualify for such reporting under generally accepted accounting standards. During the three months and nine months ended September 30, 2013, Energen Resources recorded in loss on disposal of discontinued operations a non-cash impairment writedown of $24.6 million pre-tax on certain natural gas and oil assets located in North Louisiana/East Texas. Energen Resources had no disposal of discontinued operations during the third quarter of 2012 or the year-to-date ended September 30, 2012. The Company includes gains and losses on the disposition of assets that do not qualify as discontinued operations in operating revenues. Energen Resources recorded a pre-tax loss of $37,000 in the third quarter of 2013 and a pre-tax gain of $0.1 million in the year-to-date from the sale of various Permian Basin properties. Energen Resources recorded a pre-tax gain of $0.1 million in the third quarter of 2012 and a pre-tax gain of $0.2 million year-to-date from the sale of various properties.

Operations and maintenance (O&M) expense increased $21.2 million for the quarter and $77.1 million for the year-to-date. Lease operating expense (excluding production taxes) generally reflects year over year increases in the number of active wells resulting from Energen Resources’ ongoing development, exploratory and acquisition activities. Lease operating expense (excluding production taxes) increased $11.7 million for the quarter largely due to additional workover and repair expense (approximately $5.5 million), higher water disposal costs (approximately $1.9 million), increased gathering costs (approximately $1.6 million), increased marketing and transportation costs (approximately $1.5 million), higher electrical costs (approximately $0.9 million) and additional equipment rental expense (approximately $0.9 million) partially offset by lower ad valorem taxes (approximately $2 million). In the year-to-date, lease operating expense (excluding production taxes) increased $51.4 million primarily due to increased workover and repair expense (approximately $21.5 million), additional equipment rental expense (approximately $5.3 million), higher water disposal costs (approximately $5.3 million), increased gathering costs (approximately $3.8 million), higher marketing and transportation costs (approximately $2.9 million), increased ad valorem taxes (approximately $2.9 million), higher electrical costs (approximately $2.8 million), increased chemical and treatment costs (approximately $2.5 million) and increased environmental compliance costs (approximately $2.3 million). On a per unit basis, the average lease operating expense (excluding production taxes) for the current quarter was $11.30 per barrel of oil equivalent (BOE) as compared to $10.81 per BOE in the same period a year ago. For the nine months ended September 30, 2013, the average lease operating expense (excluding production taxes) was $12.20 per BOE as compared to $10.17 per BOE in the previous period. Administrative expense increased $11.2 million for the three months ended September 30, 2013 largely due to increased costs from the Company’s benefit and performance-based compensation plans (approximately $7.2 million), higher labor costs (approximately $2.2 million) and increased legal expenses (approximately $1.7 million). For the nine months ended September 30, 2013, administrative expense rose $25.2 million primarily due to increased costs from the Company’s benefit and performance-based compensation plans (approximately $15.1 million), higher labor costs (approximately $7.2 million) and increased legal expenses (approximately $2 million). Exploration expense decreased $1.7 million in the third quarter of 2013 and rose $0.5 million year-to-date.

Energen Resources’ DD&A expense for the quarter rose $39 million. For the year-to-date, Energen Resources’ DD&A expense increased $87.8 million. The average depletion rate for the current quarter was $20.27 per BOE as compared to $16.03 per BOE in the same period a year ago. For the nine months ended September 30, 2013, the average depletion rate was $19.10 per BOE as compared to $15.49 per BOE, excluding the asset impairment, in the previous period. The increase in the current quarter and year-to-date per unit DD&A rate, which contributed approximately $25.9 million and $62.2 million, respectively, to the increase in DD&A expense, was largely due to higher rates resulting from an increase in development costs and the impact from downward reserve revisions related to natural gas reserves at year-end. Higher production volumes contributed approximately $12.9 million and $25 million to the increase in DD&A expense for the quarter and year-to-date, respectively.

Energen Resources’ expense for taxes other than income taxes was $5.3 million and $9.5 million higher in the three months and nine months ended September 30, 2013, respectively, largely due to production-related taxes. In the quarter, higher natural gas and oil commodity market prices contributed approximately $3.4 million to the increase in production-related taxes and higher oil and natural gas liquids commodity production volumes contributed approximately $2 million to the increase. In the year-to-date, higher net commodity market prices contributed approximately $5.6 million to the increase in production-related taxes and higher commodity production volumes contributed approximately $4.1 million to the increase. Commodity market prices exclude the effects of derivative instruments for purposes of determining severance taxes.

Natural Gas Distribution
Natural gas distribution revenues decreased $13.4 million for the quarter largely due to adjustments from the utility’s rate setting mechanisms combined with a decrease in customer usage partially offset by a decrease in the pass-through of gas costs. During the third quarter of 2013, Alagasco had a net $4.3 million pre-tax reduction in revenues to bring the return on average common equity to midpoint within the allowed range of return. Additionally, during the three months and nine months ended September 30, 2013, Alagasco had a $10.9 million reduction in revenues related to the sale of its Metro Operations Center in August 2013. During the third quarter of 2012, Alagasco had a net $1.3 million pre-tax reduction in revenues to bring the return on average common equity to midpoint within the allowed range of return. For the third quarter, weather was comparable with the same quarter in the prior year. Residential sales volumes rose slightly while commercial and industrial customer sales volumes rose 2.1 percent. Transportation volumes fell slightly in period comparisons. Revenues for the year-to-date rose $63.4 million primarily due to the pass-through of gas costs along with additional customer usage partially offset by adjustments from the utility’s rate setting mechanisms. During the year-to-date 2013, Alagasco had a net $10.6 million pre-tax reduction in revenues to bring the return on average common equity to midpoint within the allowed range of return. In the 2012 year-to-date, Alagasco had a net reduction in revenues of $6.3 million pre-tax to bring the return on average common equity to midpoint within the allowed range of return. Weather, for the current year-to-date, that was 48.1 percent colder compared with the same period in the prior year contributed to a 32.6 percent increase in residential sales volumes and a 21.1 percent rise in commercial and industrial customer sales volumes. Transportation volumes decreased slightly in period comparisons. Decreased gas purchase volumes partially offset by higher gas costs resulted in a 2.3 percent decrease in cost of gas for the quarter. For the year-to-date a significant increase in gas costs combined with higher gas purchase volumes resulted in a 73.6 percent increase in cost of gas. Utility gas costs include commodity cost, risk management gains and losses and the provisions of the Gas Supply Adjustment (GSA) rider. The GSA rider in Alagasco’s rate schedule provides for a pass-through of gas price fluctuations to customers without markup. Alagasco’s tariff provides a temperature adjustment mechanism, also included in the GSA, that is designed to moderate the impact of departures from normal temperatures on Alagasco’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers.

O&M expense declined 9.6 percent in the current quarter primarily due to lower distribution operation expenses (approximately $0.5 million) and decreased consulting and technology costs (approximately $0.5 million). In the nine months ended September 30, 2013, O&M expense increased slightly largely due to increased labor-related costs (approximately $3 million) and higher bad debt expense (approximately $0.8 million) partially offset by decreased consulting and technology expense (approximately $1 million) and lower insurance costs (approximately $0.8 million).

A 4.6 percent increase in depreciation expense in the current quarter and a 3.5 percent increase in the year-to-date was primarily due to the extension and replacement of the utility’s distribution system and replacement of its support systems. Taxes other than income taxes primarily reflected various state and local business taxes as well as payroll-related taxes. State and local business taxes generally are based on gross receipts and fluctuate accordingly.

Non-Operating Items
Interest expense for the Company rose $0.5 million in the third quarter of 2013 and $3.3 million year-to-date largely due to higher short-term borrowings. Other income for the Company increased $11.3 million for both the three months and nine months ended September 30, 2013 primarily due to the pre-tax gain of $10.9 million on the August 2013 sale of Alagasco’s Metro Operations Center. Income tax expense for the Company decreased $3.3 million and $36.6 million in the current quarter and year-to-date, respectively, largely due to lower pre-tax income.

FINANCIAL POSITION AND LIQUIDITY

Cash flows from operations for the year-to-date were $728.0 million as compared to $603.1 million in the prior period. The Company’s working capital needs were influenced by accrued taxes, commodity prices and the timing of payments and recoveries, including gas supply pass-through adjustments and refundable negative salvage costs.

The Company had a net outflow of cash from investing activities of $968.2 million for the nine months ended September 30, 2013 primarily due to additions of property, plant and equipment of $983 million. Energen Resources incurred on a cash basis $916 million in capital expenditures primarily related to the acquisition and development of oil and gas properties. Utility capital expenditures on a cash basis totaled $67.1 million year-to-date and primarily represented expansion and replacement of its distribution system and replacement of its support facilities and information systems.

The Company provided net cash of $242.9 million from financing activities in the year-to-date primarily due to an increase in short-term borrowings partially offset by the payment of dividends to common shareholders and the issuance of common stock through the Company’s stock-based compensation plan.

Oil and Gas Operations
The Company plans to continue investing significant capital in Energen Resources’ oil and gas production operations. For 2013, the Company expects its oil and gas capital spending to total approximately $1.1 billion, primarily all of which is for existing properties, including exploration to date of $321 million. On an annual basis, the development and exploration expenditures cannot be reasonably segregated as drilling and development throughout the course of the year may change the classification of locations currently identified as exploratory.

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

Discontinued Operations
In October 2013, Energen Resources completed the sale of its Black Warrior Basin coalbed methane properties in Alabama for $160 million (subject to closing adjustments). The Company will record a pre-tax gain on the sale of approximately $35 million in the fourth quarter of 2013. The sale had an effective date of July 1, 2013 and the proceeds from the sale were used to repay short-term obligations. The property was classified as held-for sale and as discontinued operations during the third quarter of 2013. At December 31, 2012, proved reserves associated with Energen’s Black Warrior Basin properties totaled 97 Bcf of natural gas.

During the third quarter of 2013, Energen Resources classified its North Louisiana/East Texas natural gas and oil properties as held-for-sale and as discontinued operations and began marketing these assets. Energen Resources recognized a non-cash impairment writedown on these properties in the third quarter of 2013 of $24.6 million pre-tax to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows. Significant assumptions in valuing the proved reserves included the reserve quantities, anticipated operating costs, anticipated production taxes, future expected natural gas prices and basis differentials, anticipated production declines, and a discount rate of 10 percent commensurate with the risk of the underlying cash flow estimates. This nonrecurring impairment writedown is classified as Level 3 fair value. The Company anticipates the sale being completed within the next twelve-months and using the proceeds from the sale to repay short-term obligations. At December 31, 2012, proved reserves associated with Energen’s North Louisiana/ East Texas properties totaled 20 Bcf of natural gas and 51 MBbl of oil.

During the first quarter of 2012, Energen Resources recognized a non-cash impairment writedown on certain properties in East Texas of $21.5 million pre-tax to adjust the carrying amount of these properties to their fair value based on expected future discounted cash flows. This non-cash impairment writedown is reflected in loss from discontinued operations for the nine months ended September 30, 2013. The impairment was caused by the impact of lower future natural gas prices. This nonrecurring impairment writedown is classified as Level 3 fair value.

Natural Gas Distribution
Alagasco is subject to regulation by the Alabama Public Service Commission (APSC) which established the Rate Stabilization and Equalization (RSE) rate-setting process in 1983. Alagasco’s current allowed range of return on average common equity is 13.15 percent to 13.65 percent through December 31, 2013. The Company’s current RSE order had an original term extending through December 31, 2014. At its meeting on November 5, 2013, the APSC voted to make certain RSE modifications effective January 1, 2014, which are described as follows. The term of the order is extended through September 30, 2018. Alagasco’s allowed range of return on average common equity will be 10.5 percent to 10.95 percent with an adjusting point of 10.8 percent. Alagasco is eligible to receive a performance based adjustment of 5 basis points to the return on equity adjusting point, based on meeting certain customer satisfaction criteria. The equity upon which a return will be permitted will be 56.5 percent with Alagasco allowed to budget at the cap. Given existing economic conditions, Alagasco expects only modest growth in equity supporting Alagasco’s investment in its distribution system and support systems devoted to public service as annual dividends are typically paid by the utility.

On June 28, 2010, the APSC approved a reduction in depreciation rates, effective June 1, 2010, for Alagasco with the revised prospective composite depreciation rate approximating 3.1 percent. Related to the lower depreciation rates, Alagasco refunded to eligible customers approximately $25.6 million of refundable negative salvage costs through a one-time bill credit in July 2010.

Refunds of negative salvage costs to customers through lower tariff rates were $14.5 million, $14.2 million, $22.2 million and $2.7 million for the periods January through September 2013, January through December 2012, January through December 2011 and in December 2010, respectively. Alagasco anticipates refunding approximately $16.3 million of refundable negative salvage costs through lower tariff rates over the next twelve months. An additional estimated $41 million of refundable negative salvage costs will be refunded to eligible customers on a declining basis through lower tariff rates over a seven year period beginning January 1, 2013. The total amount refundable to customers is subject to adjustments over the entire nine year period for charges made to the Enhanced Stability Reserve (ESR) and other commission-approved charges. The refunds as of September 2013 and the remaining amount refundable over the entire nine year period are due to a re-estimation of future removal costs provided for through the prior depreciation rates. The re-estimation was primarily the result of Alagasco’s actual removal cost experience, combined with technology improvements and Alagasco’s system efficiency improvements, during the five years prior to the approval of the reduction in depreciation rates.

Alagasco is a mature utility operating in a slow-growth service area which includes municipalities that have in recent years experienced population declines. Alagasco’s average customer count for 2012 declined approximately 0.6 percent from 2011 and reflected a moderation in decline over the five-year trend. Other factors impacting Alagasco’s average customer count include recent warmer weather trends, enhanced credit and collection efforts and the loss of customers due to a 2011 weather event. Alagasco monitors the bad debt reserve and makes adjustments as required based on its evaluation of receivables which are impacted by natural gas prices, weather conditions and the underlying current and future economic conditions facing the utility’s customer base. During the nine months ended September 30, 2013, Alagasco reduced the bad debt reserve by approximately $0.4 million primarily due to certain aged receivables transitioned to the utility’s long-term collections, in addition to the impact of its collection related initiatives.

Alagasco maintains an investment in storage gas that is expected to average approximately $26 million in 2013 but will vary depending upon the price of natural gas. During 2013, Alagasco plans to invest an estimated $91 million in capital expenditures for the normal needs of its distribution and support systems and for technology-related projects designed to improve customer service. The utility anticipates funding these capital requirements through internally generated capital and the utilization of its credit facilities. Alagasco also may issue long-term debt periodically to replace short-term obligations, enhance liquidity and provide for permanent financing.

In August 2013, Alagasco recorded a pre-tax gain of $10.9 million on the sale of its Metro Operations Center which is located in Birmingham, Alabama. The Company received approximately $13.8 million pre-tax in cash from the sale of this property. The gain on the sale was recognized in other income and a related reduction in revenues was recognized to defer the gain as a regulatory liability pending review by the APSC. Based upon the November 5, 2013 review by the APSC, Alagasco will recognize the deferred revenues from the sale in the fourth quarter of 2013. Effective upon the sale of the Metro Operations Center, Alagasco leased the facility from the purchaser for a period of approximately 20 months.

Derivative Commodity Instruments
Energen Resources periodically enters into derivative commodity instruments to hedge its price exposure to its estimated oil, natural gas and natural gas liquids production. Such instruments may include over-the-counter (OTC) swaps, collars and basis hedges typically with investment and commercial banks and energy-trading firms. At September 30, 2013, the counterparty agreements under which the Company had active positions did not include collateral posting requirements. Energen Resources was in a net gain position with seven of its active counterparties and in a net loss position with the remaining six at September 30, 2013. The Company is at risk for economic loss based upon the creditworthiness of its counterparties. Hedge transactions are pursuant to standing authorizations by the Board of Directors, which do not authorize speculative positions.

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

Energen Resources entered into the following transactions for the remainder of 2013 and subsequent years:

Production Period	Total Hedged Volumes		Average Contract Price	Description
Natural Gas
2013	3.0	Bcf	$4.82 Mcf	NYMEX Swaps
	8.9	Bcf	$4.51 Mcf	Basin Specific Swaps - San Juan
	1.6	Bcf	$3.64 Mcf	Basin Specific Swaps - Permian
2014	10.6	Bcf	$4.55 Mcf	NYMEX Swaps
	31.4	Bcf	$4.60 Mcf	Basin Specific Swaps - San Juan
	9.7	Bcf	$3.81 Mcf	Basin Specific Swaps - Permian
2015	6.0	Bcf	$4.07 Mcf	Basin Specific Swaps - San Juan
Oil
2013	2,434	MBbl	$91.44 Bbl	NYMEX Swaps
2014	9,796	MBbl	$92.64 Bbl	NYMEX Swaps
2015	5,760	MBbl	$88.85 Bbl	NYMEX Swaps
Oil Basis Differential
2013	907	MBbl	$(2.99) Bbl	WTS/WTI Basis Swaps*
	1,070	MBbl	$(1.00) Bbl	WTI/WTI Basis Swaps**
Natural Gas Liquids
2013	12.0	MMGal	$1.02 Gal	Liquids Swaps
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

The following sets forth derivative assets and liabilities that were measured at fair value on a recurring basis:

	September 30, 2013
(in thousands)	Level 2*	Level 3*	Total
Current assets	$(12,712)	$25,005	$12,293
Noncurrent assets	6,828	5,958	12,786
Current liabilities	(40,970)	9,042	(31,928)
Noncurrent liabilities	(2,580)	1,201	(1,379)
Net derivative asset (liability)	$(49,434)	$41,206	$(8,228)

	December 31, 2012
(in thousands)	Level 2*	Level 3*	Total
Current assets	$(3,629)	$68,421	$64,792
Noncurrent assets	18,899	21,678	40,577
Current liabilities	(2,593)	—	(2,593)
Noncurrent liabilities	(8,520)	(1,080)	(9,600)
Net derivative asset	$4,157	$89,019	$93,176

* Amounts classified in accordance with accounting guidance which permits offsetting fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement.

As of September 30, 2013, Alagasco had no derivative instruments. As of December 31, 2012, Alagasco had $2.6 million of derivative instruments which were classified as Level 2 fair values and included in the above table as current liabilities. Alagasco had no derivative instruments classified as Level 3 fair values as of December 31, 2012.

Level 3 assets and liabilities as of September 30, 2013, represent an immaterial amount of total assets and liabilities. Changes in fair value primarily result from price changes in the underlying commodity. The Company has prepared a sensitivity analysis to evaluate the hypothetical effect that changes in the prices used to estimate fair value would have on the fair value of its derivative instruments. The Company estimates that a 10 percent increase or decrease in commodity prices would result in an approximate $22 million change in the fair value of open Level 3 derivative contracts. The resulting impact upon the results of operations would be an approximate $22 million associated with open Level 3 mark-to-market derivative contracts. Cash flow requirements to meet the obligation would not be significantly impacted as gains and losses on the derivative contracts would be similarly offset by sales at the spot market price.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law. Title VII of the Dodd-Frank Act establishes federal oversight and regulation of the over-the-counter derivatives markets and participants in such markets and requires the Commodities Futures Trading Commission (CFTC) and the Securities and Exchange Commission (SEC) to promulgate implementing rules and regulations. The Dodd-Frank Act imposes certain margin, clearing and trade execution requirements. Energen’s derivative transactions qualify for the end-user exception which exempts them from certain Dodd-Frank Act margin and exchange clearing requirements pursuant to final regulations adopted by the CFTC and SEC and published in the Federal Register on July 19, 2012.

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

At September 30, 2013, the Company reported negative working capital of $1,008.7 million arising from current liabilities of $1,541.3 million exceeding current assets of $532.6 million. The negative working capital is primarily due to a $258 million increase in borrowings during the year-to-date 2013 and a $628 million increase in borrowings during 2012 under the syndicated unsecured credit facilities and in support of Energen’s capital projects. Generally Accepted Accounting Principles require classification as short term for obligations such as these that are subject to the execution of individual notes with maturity dates less than one year. The syndicated unsecured credit facilities were entered into on October 30, 2012 and have a five-year term. In addition, Energen Resources received $160 million (subject to closing adjustments) on the sale of its Black Warrior Basin coalbed methane properties in October 2013. Accordingly, the Company believes that it has adequate financing capacity available for its expected liquidity needs.

Working capital of Energen is also influenced by the fair value of the Company’s derivative financial instruments associated with future production. Energen’s accounts receivable and accounts payable at September 30, 2013 include $12.3 million and $31.9 million, respectively, associated with its derivative financial instruments. Working capital of Alagasco is additionally impacted by the recovery and pass-through of regulatory items and the seasonality of Alagasco’s business and reflects an expected pass-through to rate payers of $16.3 million in refundable negative salvage costs representing a reduction in future revenues through lower tariff rates. Energen and Alagasco rely upon cash flows from operations supplemented by their syndicated unsecured credit facilities to fund working capital needs.

Credit Ratings
On April 26, 2013, Moody’s Investor Service updated its credit opinion for Energen and Alagasco confirming Energen’s senior unsecured credit rating as investment grade with a negative outlook. Alagasco’s senior unsecured credit rating was lowered one notch but remains investment grade with a negative outlook. Energen and Alagasco’s debt ratings by Standard & Poor’s are considered investment grade with a stable outlook.

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

As a result of the audit, Energen Resources has been ordered by the ONRR to pay additional royalties on the specified U.S. federal leases in the amount of $142,000 and restructure its accounting for all federal leases in two counties in New Mexico from March 1, 2004 forward. The Company preliminarily estimates that application of the Order to all of the Company’s New Mexico federal leases would result in ONRR claims for up to approximately $23 million of additional royalties plus interest and penalties for the period from March 1, 2004 forward. The preliminary findings and subsequent Order (issued April 25, 2011) are contrary to deductions allowed under previous audits, retroactive in application and inconsistent with the Company’s understanding of industry practice. The Company is vigorously contesting the Order and has requested additional information from the ONRR and the Department to assist the Company in evaluating the ONRR Order and the Department’s findings. Management is unable, at this time, to determine a range of reasonably possible losses as a result of this Order, and no amount has been accrued as of September 30, 2013.

On April 4, 2013, a New Mexico corporate tax bill was signed into law which gradually reduces the New Mexico state income tax rate from the current 7.6 percent to 5.9 percent over a five year period.  The Company recognized a $1.6 million income tax benefit during the second quarter of 2013, the period the law was enacted, to reflect the impact of this change.

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

Commodity prices for crude oil and natural gas are volatile, and a substantial reduction in commodity prices could adversely affect the Company’s results and the carrying value of its oil and natural gas properties: The Company and Alagasco are significantly influenced by commodity prices. Historical markets for oil, natural gas and natural gas liquids have been volatile. Energen Resources’ revenues, operating results, profitability and cash flows depend primarily upon the prices realized for its oil, gas and natural gas liquid production. Additionally, downward commodity price trends may impact expected cash flows from future production and potentially reduce the carrying value of Company-owned oil and natural gas properties. Alagasco’s competitive position and customer demand is significantly influenced by prices for natural gas which are passed-through to customers.

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

Energen Resources’ hedging activities may prevent Energen Resources from benefiting fully from price increases and expose Energen Resources to other risks, including counterparty credit risk: Although Energen Resources makes use of futures, swaps, options, collars and fixed-price contracts to mitigate price risk, fluctuations in future oil, gas and natural gas liquids prices could materially affect the Company’s financial position, results of operations and cash flows; furthermore, such risk mitigation activities may cause the Company’s financial position and results of operations to be materially different from results that would have been obtained had such risk mitigation activities not occurred. The effectiveness of such risk mitigation assumes that counterparties maintain satisfactory credit quality. The effectiveness of such risk mitigation also assumes that actual sales volumes will generally meet or exceed the volumes subject to the futures, swaps, options, collars and fixed-price contracts. A substantial failure to meet sales volume targets, whether caused by miscalculations, weather events, natural disaster, accident, mechanical failure, criminal act or otherwise, could leave Energen Resources financially exposed to its counterparties and result in material adverse financial consequences to Energen Resources and the Company. The adverse effect could be increased if the adverse event was widespread enough to move market prices against Energen Resources’ position. In addition, various existing and pending financial reform rules and regulations could have an adverse effect on the ability of Energen Resources to use derivative instruments which could have a material adverse effect on our financial position, results of operations and cash flows.

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

The Company’s operations depend upon the use of third party facilities and an interruption of its ability to utilize these facilities may adversely affect its financial condition and results of operations: Energen Resources delivers to and Alagasco is served by third party facilities. These facilities include third party oil and gas gathering, transportation, processing and storage facilities. Energen Resources relies upon such facilities for access to markets for its production. Alagasco relies upon such facilities for access to natural gas supplies. Such facilities are typically limited in number and geographically concentrated. An extended interruption of access to or service from these facilities, whether caused by weather events, natural disaster, accident, mechanical failure, criminal act or otherwise could result in material adverse financial consequences to Energen Resources, Alagasco and the Company.

The Company’s oil and natural gas reserves are estimates, and actual future production may vary significantly and may also be negatively impacted by its inability to invest in production on planned timelines: There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. The total amount or timing of actual future production may vary significantly from reserve and production estimates. In the event Energen Resources is unable to fully invest its planned development, acquisition and exploratory expenditures, future operating revenues, production, and proved reserves could be negatively affected. The drilling of development and exploratory wells can involve significant risks, including those related to timing, success rates and cost overruns, and these risks can be affected by lease and rig availability, complex geology and other factors. Anticipated drilling plans and capital expenditures may also change due to weather, manpower and equipment availability, changing emphasis by management and a variety of other factors which could result in actual drilling and capital expenditures being substantially different than currently planned.

The Company’s operations involve operational risk including risk of personal injury, property damage and environmental damage and its insurance policies do not cover all such risks: Inherent in the oil and gas production activities of Energen Resources and the gas distribution activities of Alagasco are a variety of hazards and operation risks, such as:

•	Pipeline and storage leaks, ruptures and spills;

•	Equipment malfunctions and mechanical failures;

•	Fires and explosions;

•	Well blowouts, explosions and cratering; and

•	Soil, surface water or groundwater contamination from petroleum constituents, hydraulic fracturing fluid, or produced water.

Such events could result in loss of human life, significant damage to property, environmental pollution, impairment of operations and substantial financial losses. The location of certain of our pipeline and storage facilities near populated areas, including residential areas, commercial business centers and industrial sites, could increase the level of damages resulting from these risks. In accordance with customary industry practices, the Company maintains insurance against some, but not all, of these risks and losses and the insurance coverages are subject to retention levels and coverage limits. The occurrence of any of these events could adversely affect Energen Resources’, Alagasco’s and the Company’s financial positions, results of operations and cash flows.

Alagasco operates in a limited service territory and is therefore subject to concentrated regional risks which may negatively affect Alagasco’s financial condition and results of operations: Alagasco’s utility customers are geographically concentrated in central and north Alabama. Significant economic, weather, natural disaster, criminal act or other events that adversely affect this region could adversely affect Alagasco and the Company.

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

The Company’s business could be negatively impacted by security threats, including cybersecurity threats, and related disruptions: The Company relies on its information technology infrastructure to process, transmit and store electronic information critical for the efficient operation of its business and day-to-day operations. All information systems are potentially vulnerable to security threats, including hacking, viruses, other malicious software, and other unlawful attempts to disrupt or gain access to such systems. Breaches in the Company’s information technology infrastructure could lead to a material disruption in its business, including the theft, destruction, loss, misappropriation or release of confidential data or other business information, and may have a material adverse effect on the Company’s operations, financial position and results of operations.

SELECTED BUSINESS SEGMENT DATA
ENERGEN CORPORATION
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except sales price data)	2013	2012	2013	2012
Oil and Gas Operations
Operating revenues from continuing operations
Natural gas	$62,073	$49,422	$196,311	$156,308
Oil	183,950	147,710	607,975	578,167
Natural gas liquids	26,292	17,566	71,556	64,970
Other	(277)	(78)	(492)	(106)
Total	$272,038	$214,620	$875,350	$799,339
Non-cash mark-to-market gains (losses) included in operating revenues from continuing operations above
Natural gas	$1,684	$(4,159)	$16,610	$(4,121)
Oil	(63,889)	(40,569)	(63,861)	36,355
Natural gas liquids	(1,355)	(2,024)	(1,208)	1,801
Total	$(63,560)	$(46,752)	$(48,459)	$34,035
Production volumes from continuing operations
Natural gas (MMcf)	14,868	14,622	43,428	44,076
Oil (MBbl)	2,764	2,275	7,670	6,414
Natural gas liquids (MMgal)	36.7	25.2	98.5	79.0
Production volumes from continuing operations (MBOE)	6,116	5,312	17,253	15,641
Total production volumes (MBOE)	6,758	6,026	19,159	17,850
Revenue per unit of production excluding effects of non-cash mark-to-market derivative instruments
Natural gas (Mcf)	$4.06	$3.66	$4.14	$3.64
Oil (barrel)	$89.67	$82.76	$87.59	$84.47
Natural gas liquids (gallon)	$0.75	$0.78	$0.74	$0.80
Revenue per unit of production excluding effects of all derivative instruments
Natural gas (Mcf)	$3.39	$2.69	$3.51	$2.51
Oil (barrel)	$103.22	$86.55	$92.69	$89.92
Natural gas liquids (gallon)	$0.68	$0.68	$0.65	$0.78
Other data from continuing operations
Lease operating expense
Lease operating expense and other	$69,086	$57,397	$210,455	$159,052
Production taxes	18,939	13,531	49,598	39,882
Total	$88,025	$70,928	$260,053	$198,934
Depreciation, depletion and amortization	$125,060	$86,062	$332,690	$244,914
Capital expenditures	$257,759	$323,037	$892,691	$957,913
Exploration expense	$8,949	$10,644	$13,902	$13,382
Operating income	$18,607	$26,913	$181,948	$280,897

Natural Gas Distribution
Operating revenues
Residential	$31,201	$30,658	$259,492	$201,537
Commercial and industrial	18,194	17,695	103,419	84,889
Transportation	13,197	13,505	45,261	42,765
Other	(14,224)	(49)	(17,605)	(2,008)
Total	$48,368	$61,809	$390,567	$327,183
Gas delivery volumes (MMcf)
Residential	1,384	1,378	15,379	11,601
Commercial and industrial	1,272	1,246	7,434	6,137
Transportation	11,237	11,252	34,733	34,835
Total	13,893	13,876	57,546	52,573
Other data
Depreciation and amortization	$11,063	$10,572	$32,665	$31,551
Capital expenditures	$20,980	$18,813	$67,790	$51,786
Operating income (loss)	$(22,544)	$(12,743)	$58,968	$70,265

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

Energen Resources periodically enters into derivative commodity instruments to hedge its exposure to price fluctuations to its estimated oil, natural gas and natural gas liquids production. In prior years, Alagasco entered into cash flow derivative commodity instruments to hedge its gas supply exposure. Such instruments may include over-the-counter swaps, collars and basis hedges with major energy derivative product specialists. The counterparties to the commodity instruments are investment banks and energy-trading firms and are believed to be creditworthy by the Company. The Company is at risk for economic loss based upon the creditworthiness of its counterparties. All hedge transactions are subject to the Company’s risk management policy, approved by the Board of Directors, which does not permit speculative positions. The Company formally documents all relationships between hedging instruments and hedged items at the inception of the hedge, as well as its risk management objective and strategy for undertaking the hedge. As of September 30, 2013, the maximum term over which Energen Resources has hedged exposures to the variability of cash flows is through December 31, 2015.

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

The Company’s interest rate exposure as of September 30, 2013, primarily relates to its syndicated credit facilities with variable interest rates. The weighted average interest rate for amounts outstanding at September 30, 2013 was 1.36 percent. The Company’s interest rate exposure on long-term debt as of September 30, 2013, was minimal since approximately 91 percent of long-term debt obligations were at fixed rates.

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

(b)
During the most recent fiscal quarter covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Alabama Gas Corporation

(a)
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are designed to provide reasonable assurance of achieving their objectives and, as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at that reasonable assurance level due to the existence of a material weakness in our internal control over financial reporting which is described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Alabama Gas Corporation’s principal accounting officer failed to operate within the Company’s code of conduct and engaged in an override of internal controls during the second and third quarters of 2013. This officer requested that two vendors delay submission of invoices and bypassed controls for the timely accrual of liabilities and operating expenses for services rendered. Management has determined that the impact of this override resulted in an immaterial understatement of expenses for the quarter ended June 30, 2013 of approximately $76,000. Since the override was identified by management prior to preparation of financial statements for the quarter ended September 30, 2013, it did not result in misstatement for that quarter. However, an override of internal controls by a member of senior management could result in misstatements impacting all accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

The principal accounting officer who overrode the control has separated from Alabama Gas Corporation and a successor has been elected by the Alabama Gas Corporation Board of Directors. The importance of timely invoicing has been reviewed with the Alabama Gas Corporation officers and with the two vendors involved.

(b)	As described above in (a) there were changes in our internal control over financial reporting during the most recent fiscal quarter covered by this report.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Under oversight of the Site Remediation Section of the Railroad Commission of Texas, the Company is currently in the process of cleanup and remediation of oil and gas wastes in nine reserve pits in Mitchell County, Texas. The Company estimates that the cleanup, remediation and related costs will approximate $1.8 million of which $1.6 million has been incurred and $0.2 million has been reserved.
In 2012, Alagasco responded to an EPA Request for Information Pursuant to Section 104 of CERCLA relating to the EPA’s investigation of a site which it refers to as the 35th Avenue Superfund Site located in Birmingham, Jefferson County, Alabama.  The Request related to a former site of a manufactured gas distribution facility owned by Alagasco and located in the vicinity of the 35th Avenue Superfund Site. In September 2013, Alagasco received from EPA a General Notice Letter and Invitation to Conduct a Removal Action at the 35th Avenue Superfund Site.  The letter identifies Alagasco as a potentially responsible party (PRP) under CERCLA for the cleanup of the Site or costs the EPA incurs in cleaning up the Site.  The EPA also offered the PRP group the opportunity to conduct Phase I of the proposed removal action which involved removal activities at approximately 50 residences that purportedly exceed certain risk levels for contamination.  Alagasco has requested additional information from EPA regarding its designation as a PRP, and an opportunity to discuss this designation further with EPA. Alagasco is unable to determine the extent, if any, of its potential liability with respect to the proposed removal action and no amount has been accrued as of September 30, 2013.

Various other pending or threatened legal proceedings are in progress currently, and the Company has accrued a provision for estimated liability. See Note 8, Commitments and Contingencies, in the Notes to Financial Statements for further discussion with respect to legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs**
July 1, 2013 through July 31, 2013	29	*	$53.32	—	8,992,700
August 1, 2013 through August 31, 2013	6,751	*	65.31	—	8,992,700
September 1, 2013 through September 30, 2013	5,418	*	73.96	—	8,992,700
Total	12,198		$69.12	—	8,992,700

* Acquired in connection with tax withholdings and payment of exercise price on stock compensation plans.
** By resolution adopted May 24, 1994, and supplemented by resolutions adopted April 26, 2000 and June 24, 2006, the Board of Directors authorized the Company to repurchase up to 12,564,400 shares of the Company’s common stock. The resolutions do not have an expiration date.

ITEM 6. EXHIBITS

31(a)	-	Section 302 Energen Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31(b)	-	Section 302 Energen Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31(c)	-	Section 302 Alabama Gas Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31(d)	-	Section 302 Alabama Gas Corporation Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32(a)	-	Section 906 Energen Corporation Certification pursuant to 18 U.S.C. Section 1350
32(b)	-	Section 906 Alabama Gas Corporation Certification pursuant to 18 U.S.C. Section 1350
101	-	The financial statements and notes thereto from Energen Corporation’s Quarterly Report on Form 10-Q for the
quarter ended September 30, 2013 are formatted in XBRL

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGEN CORPORATION ALABAMA GAS CORPORATION

November 8, 2013	By	/s/ J. T. McManus, II
J. T. McManus, II
Chairman, Chief Executive Officer and President of Energen Corporation; Chairman and Chief Executive Officer of Alabama Gas Corporation

November 8, 2013	By	/s/ Charles W. Porter, Jr.
Charles W. Porter, Jr.
Vice President, Chief Financial Officer and Treasurer of Energen Corporation and Alabama Gas Corporation

November 8, 2013	By	/s/ Russell E. Lynch, Jr.
Russell E. Lynch, Jr.
Vice President and Controller of Energen Corporation

November 8, 2013	By	/s/ Leonarda M. DiChiara
Leonarda M. DiChiara
Vice President and Controller of Alabama Gas Corporation