Form 10-KT/A
ALABAMA GAS CORP
filed 2014-11-26
CIK 3146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KT/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE
          This Amendment No. 1 ("Amendment No. 1") to the Annual Report on Form 10-KT of Alabama Gas Corporation for the transition period from January 1, 2014 to September 30, 2014 as filed with the SEC on November 25, 2014 (the "2014 Annual Report"), is being filed solely to include Exhibits 31 and 32, which were inadvertently omitted from the initial filing.
          This Amendment No. 1 does not amend, modify or update any other portion of the 2014 Annual Report. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after the time the 2014 Annual Report was filed on November 25, 2014.

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
SELECTED FINANCIAL DATA

	Nine Month Period Ended September 30,		Calendar Year Ended December 31,
($ Millions)	2014	2013	2013	2012	2011	2010
Statement of Income Data
Operating revenues	$417.2	$390.6	$533.3	$451.6	$535.0	$619.8
Operating expenses	355.0	331.6	439.6	358.3	448.7	531.4
Operating income	62.2	59.0	93.7	93.3	86.3	88.4
Net income	33.0	37.6	57.4	49.4	46.6	46.9
Balance Sheet
Net utility plant	$898.7	$876.6	$885.5	$842.7	$813.5	$782.7
Total assets	1,424.6	1,134.1	1,198.1	1,182.9	1,166.8	1,167.6
Total shareholder's equity	849.6	364.7	384.6	360.5	344.7	327.3
Long-term debt	249.8	250.0	249.9	250.0	250.2	200.8

SELECTED BUSINESS SEGMENT DATA

	Nine Month Period Ended September 30,		Calendar Year Ended December 31,
($ Millions)	2014	2013	2013	2012	2011	2010

Operating revenues
Residential	$276.7	$259.5	$340.6	$277.7	$343.7	$414.9
Commercial and industrial	111.9	103.4	137.0	115.7	136.5	159.7
Transportation	44.9	45.3	61.3	58.9	55.2	57.0
Other (1)	(16.3)	(17.6)	(5.6)	(0.7)	(0.4)	(11.8)
Total	$417.2	$390.6	$533.3	$451.6	$535.0	$619.8

Gas delivery volumes (bcf)
Residential	17.5	15.4	20.3	16.0	21.1	24.5
Commercial and industrial	8.5	7.4	10.0	8.4	10.0	11.0
Transportation	36.1	34.7	47.5	48.1	44.6	46.5
Total	62.1	57.5	77.8	72.5	75.7	82.0

Average number of customers
Residential	391,840	391,932	391,093	393,467	395,766	404,697
Commercial and industrial	31,236	31,254	31,174	31,450	31,840	32,632
Total	423,076	423,186	422,267	424,917	427,606	437,329
($Millions)
Other data
Depreciation and amortization	$34.4	$32.7	$43.9	$42.3	$39.9	$44.0
Capital expenditures	46.2	67.1	86.0	69.9	74.0	92.1
(1) Amount reflects the RSE adjustment related to customer give back. See Regulatory Matters for more details on give back.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The following table sets forth the reconciliation of the beginning and ending balances of the pension benefit obligation:

	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013
($ MIllions)	Pension		Postretirement Benefits
Accumulated benefit obligation	$129.6	$253.0
Benefit obligation:
Balance at beginning of period	$293.4	$323.5	$63.6	$85.8
Energen portion of liability divested	(144.7)	—	(13.3)	—
Liability loss due to estimated allocation	16.9	—	7.7	—
Service cost	5.1	14.2	0.4	1.7
Interest cost	4.1	11.2	1.9	3.5
Actuarial (gain) loss	7.8	(28.3)	4.3	(21.7)
Curtailment gain	—	(4.2)	—	(1.3)
Retiree drug subsidy program	—	—	0.3	0.3
Benefits paid	(33.8)	(23.0)	(4.0)	(4.7)
Balance at end of period	$148.8	$293.4	$60.9	$63.6

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets:

	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013
($ Millions)	Pension		Postretirement Benefits
Plan assets:
Fair value of plan assets at beginning of period	$219.5	$209.3	$98.9	$87.1
Energen portion of assets divested	(90.9)	—	(22.0)	—
Asset gain due to estimated allocation	15.0	—	11.0	—
Actual return on plan assets	7.8	23.0	1.4	14.9
Employer contributions	1.6	10.2	0.3	1.6
Benefits paid	(33.8)	(23.0)	(4.0)	(4.7)
Fair value of plan assets at end of period	$119.2	$219.5	$85.6	$98.9
(Unfunded) funded status of plan	$(29.6)	$(73.8)	$24.7	$35.4
The following table sets forth the amounts recognized in the Balance Sheets:

	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013
($ Millions)	Pension		Postretirement Benefits
Noncurrent assets	$—	$—	$24.7	$35.4
Current liabilities	—	(6.1)	—	—
Noncurrent liabilities	(29.6)	(67.7)	—	—
Net asset (liability) recognized	$(29.6)	$(73.8)	$24.7	$35.4
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

ALABAMA GAS CORPORATION

Dated:	November 26, 2014	By	/s/ Steven P. Rasche
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